Form 10QSB
period 2000-03-31
FREFAX INC
filed 2000-06-20
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X]   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                       INITIAL QUARTERLY REPORT FOLLOWING
                         EFFECTIVE DATE OF REGISTRATION

                         Commission File Number 0-29915
                                                -------

                                  FREFAX. INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                     65-0786722
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or organization)


                270 NW 3rd Court, Boca Raton. Florida 33432-3720
                ------------------------------------------------
                    (Address of principal executive offices)


                               (561) 368 - 1427
                               ------------------
                               Issuer's Telephone

                      APPLICABLE ONLY TO CORPORATE ISSUERS


       State the number of shares outstanding of each of the issu&s classes of common equity, as of the latest practicable date:

                 19,446,000 - Common stock as of March 31, 2000
    ------------------------------------------------------------------------
    Transitional Small Business Disclosure Format (Check One) Yes [ ] No [x]

                                TABLE OF CONTENTS



PART I ...............................................................       1

      ITEM 1.   FINANCIAL STATEMENTS..................................       1

      ITEM 2.   PLAN OF OPERATION.....................................       1

PART II...............................................................      N/A


SIGNATURES............................................................       2

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

         Attached unaudited financial statements for Frefax, Inc. (FC) and subsidiary, for the period ending March 21, 2000 are submitted in compliance with Item 310(b) of Regulation SB.

ITEM 2.           PLAN OF OPERATION

         FC has commenced active business operations as of January, 2000, with the intent of continuing these operations for the entire calendar year. The plan of operation from a sales standpoint may be summarized as follows:

         (1) FC uses twenty-seven (27) machines maintained in its offices to send soliciting messages by fax to various potential subscribers. FC intends to send 1,000 such fax messages daily, with an anticipated acceptance of two percent (2%) daily. On the basis of twenty working days per month, this totals 400 acceptances monthly.

         (2) FC also employs one full-time employee as a salesman who does direct solicitations in person. It is anticipated that this salesman will secure thirty percent (30%) sales success, which should equal the same number of subscribers as the mechanical process - 400 acceptances monthly.

          (3) On the basis of 800 sales monthly at a gross revenue figure of $100 per sale, FC should receive $80,000 in monthly gross revenues. FC anticipates a fifty percent (50%) return on the gross revenue for a monthly gross profit of $40,000.

         (4) FC expects total monthly operating costs of $20,000, leaving a monthly net (pre-tax) profit of $20,000.

          Based upon the sales plan as outlined above, FC anticipates satisfying its cash requirements from current operations and should not have to raise additional funds in the next twelve months.

         FC does not plan any additional capital purchases, except for operational equipment which will be purchased as additional sales dictate. FC does not expect any significant change in its current base of three employees, except to hire additional salesman as the need arises.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FREFAX, INC.
                                           (Registrant)


Date:    June 1, 2000                  By: /s/ Tony Papa
                                           -----------------------------------
                                           Tony Papa
                                           President & Chief Executive Officer

                           FREFAX, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED MARCH 31,2000 AND 1999

                                       AND

                                 CUMULATIVE FROM

             SEPTEMBER 26,1997 (DATE OF INCEPTION) TO MARCH 31, 2000

                                   (UNAUDITED)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                                           Page
                                                                          number

Consolidated balance sheet at March 31, 2000                                F-1

Consolidated  statements of operations and  comprehensive
income (loss) for the nine months ended March 31, 2000 and
1999 and cumulative from September 26, 1997
(date of inception) to March 31, 2000                                       F-2

Consolidated statement of stockholders' deficiency for the
period from September 26, 1997 (date of inception) to
March 31,2000                                                        F-3 -- F-4

Consolidated  statements  of cash flows for the nine months
ended March  31,2000 and 1999 and  cumulative  from
September  26, 1997 (date of inception) to March 31,2000                    F-5

Notes to consolidated financial statements                             F-6--F-8

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000

                                   (UNAUD1TED)

                                     ASSETS

Current assets:
         Cash                                                      $        598
         Recoverable use tax                                              4,693
                                                                   ------------
                  Total current assets                                    5,291

Furniture, fixtures and equipment, net                                   90,237
Security deposits                                                         3,600
                                                                   ------------
                  Total assets                                     $     99,128
                                                                   ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
         Accounts payable and accrued expenses                     $      3,537
         Loans from related party                                       155,039
                                                                   ------------
                  Total current liabilities                             158,576

Commitments and contingencies (Note -3)                                       -

Stockholders' deficiency:

         Common  stock  -  S.001  par  value,
         50,000,000  shares   authorized,
         19,446,000  shares issued and  outstanding                      19,446
         Additional  paid-in capital                                    180,864
         Accumulated  deficit during the  development  stage            (57,287)
         Accumulated  other comprehensive income (loss)                 (12,345)
         Stock subscriptions receivable                                (190,126)
                                                                   ------------
                  Total stockholders' deficiency                        (59,448)

Total liabilities and stockholders' deficiency                     $     99,128
                                                                   ============








     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF OPE~ONS AND COMPREHENSWE INCOME

                                   (UNAUDITED)

                                                                                                         Cumulative
                                                                                                           from
                                                      For the nine               For the nine          September 26)1997
                                                      months ended              months ended           (date of inception)
                                                      March31. 2000             March31. 1999          to March31. 2000
                                                      -------------             -------------          -------------------

Income                                                 $          -              $          -              $         -

Expenses:
          Selling, general and administrative
            expenses                                          5,746                    32,799                   50,151

          Research and development                            4,422                     9,712                   17,929
                                                       ------------              ------------              -----------
Total expenses                                               10,169                    42,510                   67,990
                                                       ------------              ------------              -----------
Loss before other income
(expense) and provision for income taxes                    (10,169)                  (42,510)                 (67,990)

Other income (expense):
          Gain on foreign currency transactions               4,576                       496                    8,343
          Interest income                                     1,263                        77                    3,099
          Interest expense                                     (285)                     (290)                    (749)
                                                       ------------              ------------              -----------
          Total other income (expense)                        5,554                       283                   10,693
                                                       ------------              ------------              -----------


Loss before provision for income taxes                       (4,614)                  (42,793)                 (57,297)

Provision for income taxes                                        -                         -                        -
                                                       ------------              ------------              -----------

Net (loss)                                                   (4,614)                  (42,793)                 (57,297)

Other items of comprehensive income (loss)                   (5,909)                   (2,856)                 (12,345)
                                                       ------------              ------------              -----------

Comprehensive net (loss)                               $    (10,523)             $    (45,649)             $   (69,632)
                                                       ============              ============              ===========
Basic:
         Net (loss)                                    $        NIL              $        NIL              $       (01)
                                                       ============              ============              ===========

Weighted average number of
Common shares outstanding                                19,446,000                 9,326,913               11,056,997
                                                       ------------              ------------              -----------



     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
             FOR THE PERIOD FROM SEPTEMBER 26,1997 (DATE OF INCEPTION)
                          TO MARCH 31,2000 (UNAUDITED)



                                  Common Stock       Additional      Accumulated     Accumulated Other     Stock          Total
                             -------------------       Paid-in    Deficit During the   Comprehensive   Subscriptions   Stockholders
                                Shares    Amount       Capital    Development Stage    Income (Loss)    Receiveable     Deficiency
                             ----------  -------     ----------   -----------------  ----------------- -------------   ------------
Issuance of common
stock unon
capitalization
of company                     500,000   $   500     $   2,000       $       -          $         -      $         -     $   2,50?

Issuance of common
stock in connection
with limited offerings         403,000       403           297               -                    -                -           70?

Net loss from date
of inception
(September 26, 1997)
to June 30, 1998                     -         -             -          (2,954)                   -                -        (2,954)
                             ----------   ------      --------      ----------          -----------        ---------     ---------
Balances at June 30,1998       903,000       903         2,297          (2,954)                   -                -           24?

Issuance of common stock
in connection
with acquisition of
subsidiary                  10,000,000    10,000             -               -                    -                -        10,000

Issuance of common stock
in connection
with limited offering
(November 1998)              6,001,000    6, 001        54,009               -                    -          (60,010)            -

Issuance of common stock
in connection
with limited offering
(February 1999)              2,542,000     2,542       124,558               -                    -         (127,100)            -

Accrued interest on
subscriptions receivable             -         -             -               -                    -           (1,755)       (1,755)

Foreign currency
translation adjustment               -         -             -               -               (6,436)               -        (6,436)

Net loss for the year
ended June 30, 1999                  -         -             -         (49,719)                   -                -       (49,719)
                             ----------   ------      --------      ----------          -----------        ---------     ---------
Balances at June 30, 1999
(forwarded)                  19,446,000   19,446       180,864         (52,673)              (6,436)        (188,865)      (47,664)
                             ----------   ------      --------      ----------          -----------        ---------     ---------




     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS" DEFICIENCY
            FOR THE PERIOD FROM SEPTEMBER 26,1997 (DATE OF INCEPTION)
                     TO MARCH 31,2000 (UNAUDITED) (CONT'D)

                                  Common Stock       Additional      Accumulated     Accumulated Other     Stock          Total
                             -------------------       Paid-in    Deficit During the   Comprehensive   Subscriptions   Stockholders
                                Shares    Amount       Capital    Development Stage    Income (Loss)    Receiveable     Deficiency
                             ----------  -------     ----------   -----------------  ----------------- -------------   ------------

Balances at June 30, 1999
(from previous page)         19,446,000  $ 19,446     $  180,854      $ (52,673)         $  (6,436)       $ (188,865)    $ (47,664)

Accrued interest on
Subscriptions receivable              -         -              -              -                  -            (1,261)       (1,261)

Foreign currency
Translation adjustment                -         -              -              -             (5,909)                -        (5,909)

Net loss for the nine months
Ended March 31,2000                   -         -              -         (4,614)                 -                 -        (4,614)
                             ----------  --------     ----------      ----------          --------        ----------     ---------
Balances at March 31,2000    19,446,000  $ 19,446     $  180,864        (57,287)           (12,345)       $ (190,126)    $ (59,448)
                             ==========  ========     ==========      =========           ========        ==========     =========


     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)


                                                                                                        Cumulative from
                                                       For the nine             For the nine           September 26, 1997
                                                       months ended             months ended           (date of inception)
                                                       March 31.2000            March31. 1999           to March 31.2000
                                                       -------------            -------------           ----------------
Cash flows from operating activities:
  Net(loss)                                         $            (4,614)      $           (42,793)      $          (57,287)
  Adjustments to reconcile net (loss) to net
  cash used for operating activfties:
   Foreign currency translation                                  (5,909)                   (2,956)                 (12,345)
   Depreciation                                                   1,739                     1,441                    4,327
   Interest income on subscriptions receivable                   (1,261)                   (1,316)                  (3,016)
(Increase) decrease in:
   Recoverable use tax                                             (449)                   (2,997)                  (4,693)
   Security deposits                                               (117)                   (3,332)                  (3,600)
  Increase (decrease) in:
   Accounts payable and accrued expenses                        (10,774)                    5,724                    3,537
                                                     ------------------       -------------------       ------------------
   Net cash used for operating activities                       (21,385)                  (46,129)                 (73,977)
                                                     ------------------       -------------------       ------------------

Cash flows from investing activities:

  Purchase of furniture, fixtures and equipment                  (6,595)                  (25,190)                 (94,564)
                                                     ------------------       -------------------       ------------------
Net cash used for investing activities                           (6,595)                  (25,190)                 (94,564)
                                                     ------------------       -------------------       ------------------

Cash flows from financing activities:
   Proceeds from initial capitalixation of company
   and from sale of common stock in connection
 with private placements                                              -                         -                    3,200
  Loans from related parties                                     24,765                    60,073                  165,039
                                                     ------------------       -------------------       ------------------
Net cash provided by financing activities                        24,765                    60,073                  169,239
                                                     ------------------       -------------------       ------------------
Net (decrease) increase in cash                                  (3,215)                   11,246                      599

Cash, beginning of period                                         3,913                       246                        -
                                                     ------------------       -------------------       ------------------
          Cash, end of period                        $              598       $            11,492       $              598
                                                     ==================       ===================       ==================
Supplemental disclosure of non-cash flow information:
Cash paid during the year for:
      Interest                                       $                -       $                 -       $                -
                                                     ==================       ===================       ==================
      Income taxes                                   $                -       $                 -       $                -
                                                     ==================       ===================       ==================

Schedule of non-cash investing activities:
   Issuance of 8,543,000 shares of common stock in
   exchange for subscription receivables             $                -       $                 -       $          187,110
                                                     ==================       ===================       ==================


     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NiNE MONTHS ENDED MARCH 31, 2000 AND 1999
                                       AND
     CUMULATiVE FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO MARCH 31,2000

                                   (UNAUDITED)

      NOTE 1 -      ORGANIZATION

                    Frefax, Inc. (the "Company") was incorporated in the State of Florida on September 26, 1997 as Central Group, Inc. The name of the Company was changed on September 15, 1998 to its current name.

                    Pursuant to the stock purchase agreement dated July 30, 1998 between the Company and the shareholders of Frefax, Inc. (Canada), ("Frefax Canada") a company incorporated in the province of Ontario, Canada, the Company issued an aggregate of 10,000,000 shares of its $001 par value common stock to the shareholders of Frefax Canada in exchange for 100% of Frefax Canada's issued and ontstanding common stock. Accordingly, Frefax Canada became a wholly owned subsidiary of the Company. Such transaction is considered a capital transaction whereby Frefax Canada contributed its stock for the net book value of the Company.

                    Frefax Canada was incorporated on September 5, 1996 for the purpose of developing software to be utilized in reducing long distance telephone fax charges.

                    As of March 31,2000, the Company and Frefax Canada are considered to be development stage companies.

                    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form l0-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the nine months ended are not necessarily indicative of the results to be expected for the full year For further information, refer to the Company's audited financial statements and footnoted thereto as of June 30, 1999.

      NOTE 2 -      STOCKHOLDERS' DEFICIENCY

                    Acquisition of Subsidiary

                    Pursuant to a stock purchase agreement dated July 30, 1998 between the Company and the shareholders of Frefax Canada, the Company issued an aggregate of 10,000,000 shares of its $001 par value common stock to the shareholders of Frefax Canada in exchange for 100% of Frefax Canada issued and outstanding common stock. Accordingly, after such transaction, Frefax Canada became a wholly owned subsidiary of the Company. Such transaction is considered a capital transaction whereby Frefax Canada contributed its stock for the net book value of the Company, and accordingly, no goodwill is recorded.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

NOTE 3 -            COMMITMENTS AND CONTINGENCIES


                    a) Year 2000

                    The Companies have addressed and will continue to address the year 2000 issue to ensure the reliability of its operational system and products. The Companies have and will continue to make certain investment in its software systems and applications to ensure that it is Year 2000 compliant. These expenditures, which are expensed as incurred are not expected to be material.

                    b) Rent

                    Frefax Canada leased office space under a one-year renewable lease agreement, which expired November 30. 1999. Rent expense amounted to $2,428 and $1,312 for the nine months ended March 31, 2000 and 1999, respectively and $4,702 cumulative from September 26, 1997 (date of inception) to March 31, 1999. During January 2000, Frefax Canada moved its operations to a space owned by one of the Company's shareholders on a month to month basis free of charge until a permanent location is found.

                    c) Lack of Insurance

                    The Company does not maintain any property, product liability, general liability or any other form of insurance. Although the Company is not aware of any claims resulting from product malfunctions, there is no assurance that none exists. In addition, as a result of not maintaining any property insurance, the Company's equipment is deemed to be at risk.

NOTE 4-             RELATED PARTY TRANSACTIONS

                    a) Loans From Rnlated Parties

                    The Companies have been advanced funds from a Canadian corporation, which owns approximately 4.1% of the outstanding common stock of the Company. In addition, the President of such Canadian corporation owns 7.70/o of the outstanding common stock of the Company. The loans are non-interest bearing and are due on demand. As of March 31, 2000, such loans amounted to $155,039.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                  (UNAUDITED)

NOTE 4-             RELATED PARTY TRANSACTIONS (CONT'D)

                    b) Rent Expense

                    During January 2000, Frefax Canada moved its operations to a space owned by one of its shareholders on a month to month basis, free of charge until a permanent location is found. The Company itself does not require any significant office space and, accordingly, it utilizes the mailing address of its outside counsel on a month to month basis free of charge.

                    During the nine months ended March 31, 2000 and 1999, Frefax Canada purchased equipment and services amounting to approximately $0 and $25,000 from a corporation, which is a 10.3% shareholder of the Company. In addition, the President of such corporation beneficially owns an additional 20.6% of the Company.