Form 10KSB
period 2000-06-30
FREFAX INC
filed 2000-10-13
CIK 1073785

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               FORM 10-KSB

     PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2000            Commission File No: 0-29915


                                  FREFAX, INC.
                 ----------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


            FLORIDA                                      65-0786722
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

 270 NW 3rd Court Boca Raton, Florida                    33432-3720
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


Issuer's Telephone: (561) 368-1427     Issuer's Fax number: (561) 395-8312
----------------------------------     -----------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(b) of the Act:  Common Stock $0.001
                                                             Par value


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1-KSB or any amendment to this form 10-KSB. ( X )

State issuer's revenues for its most recent fiscal year:  $None

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days $9,016,800.00 As at August 30, 2000

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 19,446,000 As of August 30, 2000.

Transitional Small Business Disclosure Format (Check One)   Yes ( )   no (X)

                       FREFAX, INC. FINANCIAL CORPORATION

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I ................................................................3

      ITEM 1.  DESCRIPTION OF BUSINESS ................................3

      ITEM 2.  DESCRIPTION OF PROPERTY ................................9

      ITEM 3.  LEGAL PROCEEDINGS ...................... .. ............9

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....9

PART II  .............................................................10

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         .............................................................10

      ITEM 6.  PLAN OF OPERATIONS...... ....... ......................10

      ITEM 7.  FINANCIAL STATEMENTS ..................................11

      ITEM 8.  CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS .............11

PART III .............................................................11

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE
               EXCHANGE ACT ..........................................11

      ITEM 10. EXECUTIVE COMPENSATION. ...............................12

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT.....................................12

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........12

      ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.......................13

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (a)    BUSINESS DEVELOPMENT

         Frefax, Inc. ( the "Company') was incorporated on September 26, 1997 under the laws of the State of Florida under the name of Central Group, Inc.

         The name of the Company was changed to Frefax, Inc. by an amendment to its Article of Incorporation filed with the Florida Department of State on September 15, 1998.

         From the date of its incorporation to July 30, 1998, the only activities undertaken by the Company were two offerings of its common stock to investors pursuant to Rule 504 of Regulation D as promulgated by the Securities & Exchange Commission.

         On July 30, 1998 the Company entered into a Stock Purchase Agreement with three individuals who owned all of the stock of Frefax, Inc.,a Canadian Corporation. See Exhibit 3, Page E-26. This Agreement provided as follows:

(1) The three shareholders of Frefax, Inc. (Canada) owned 10,000,000 shares of that corporation which was all of the outstanding stock.

(2)      Those  shareholders  agreed to sell all of their stock to Frefax,  Inc.
         (Florida)   in   exchange   for   receiving    10,000,000   shares   of
         Frefax,Inc.(Florida).

(3) The Agreement was executed July 30, 1998 and 10,000,000 shares of Frefax, Inc. (Florida) were issued as of that date to the three selling shareholders. All shares as issued have restrictive legends under Rule 144.

         Acting through the brokerage firm of Sierra Brokerage Services, Inc., in October, 1998 the Company applied to the NASD pursuant to Rule 5740 and Rule l5c2-11 under the Securities Exchange Act of 1934, for a listing on the OTC Bulletin Board. This request was approved on November 4, 1998. The stock symbol for the Company is: FFAX.

         The Company acts solely as a holding company. Other than the acquisition of the stock of Frefax, Inc. (Canada) as a wholly owned subsidiary, the Company has had no separate business activities since its formation to the current date. The Company is in good standing in the State of Florida.

         (b)      BUSINESS OF ISSUER

         Frefax, Inc. (Canada), the wholly-owned subsidiary of Frefax, Inc. (Florida), is the only active business entity of the Company. Consequently, the comments that follow in describing the business of the issuer apply only to Frefax, Inc. (Canada), (identified hereinafter as "FC").

         FC was founded for the purpose of investigating the market for, and technologies involved in, long distance faxing, with the ultimate goal of creating a world-wide network, capable of providing unlimited use, flat rate, fax calling service.

         The initial marketing focus is to business entities using long distance fax services within Canada and the United States.

         Product description

         The products of FC are a combination of three components:

(1)      A master "Black Box";

(2)      A slave "Black Box";  and

(3)      A Telephone Manager System.

         The three  components  work in concert to create an  autonomous  system
designed  to  operate   without   human   input.   The  system   also   performs
self-diagnostics and can initiate warm boot procedures from the head office.

         The Slave unit is installed at the client's place of business. A single line installation is performed in less than 30 seconds, and will require no training for the fax operator. The client continues to use the fax machine(s) as they always have.

         A Master unit is then located in all franchisee and company-operated regional offices. The Master Unit handles the security and information processing functions. The Company's proprietary Encryption Technology increases the security of transmissions, as well as providing a speedy method for dealing with non-paying clients as the system can be turned "on" or "off" via the Master Unit.

         The Telephone Manager System works in parallel with the Master Unit by keeping track of all incoming and outgoing calls. Detailed reports can be created using the powerful database management functions of the Telephone Manager. The Telephone Manager compiles a daily activity report, which is transmitted to each client, showing both incoming and outgoing activity.

         The Frefax system does not require a dedicated line nor an Internet provider or service. In less than 30 seconds the customer is installed and continues to use the Fax machine in the same manner as before, the only difference is the absence of monthly long distance charges on the telephone statement.

         The corporation is in the process of diversifying its core business from developing communication technology into a real estate development company, which would also acquire environmental technologies to be used in numerous applications.

         Industry and Company Background

         The most conservative estimate for the worldwide long distance market is $110 Billion US. By the year 2000, it is expected that the long distance telephone market will represent several hundred billion dollars in revenues to the Telco industry. Of these figures, a recent article in the Economist suggests that at least 25% is excessive profits, which are a direct result of the monopolistic condition of the world's telecommunication companies.

         For the industry in general, it is estimated that 150 million new phone lines will be installed worldwide before the end of the century. This additional capacity is equivalent to the number of lines currently in existence in North America or currently operating in the UK, France and Germany combined. The fundamental thrust of the Company's marketing strategy will be to utilize its own Fax broadcast capabilities and customer lists.

         Evans Research Corp. has projected the sales growth of fax machines as high as 90% per annum through 1998 in Canada. Fax technology is now also found embedded in computer networks and PC's, as well as mobile/cellular fax systems. All of these systems share one common feature, the use of telephone company networks to transmit the Information. While fax technology has brought with it tremendous productivity gains, this background use of telephone lines has also been a windfall for the telcos (telephone companies).

         Another medium for transmitting information is of course the Internet, however, there are a number of problems inherent in this type of transmission (see Competition).

         The overall market potential for the FC system is anticipated to be in excess of $25 billion annually. With a minimal market penetration generating an assumed client base of 15,000 users. FC would generate revenues of $18 million annually, resulting in annual profits of $20.8 million.

         FC offers cost savings to many high volume long distance fax users. Currently businesses can obtain discount rates in the neighborhood of 40% off peak time of day rates from their long distance providers. Even with the six-second incremental billing offered for dedicated fax lines, most companies could unknowingly generate hundreds of dollars per month in long distance fax charges.

         The FC system is unique In that it requires no special phone lines and does not discriminate between types of Fax machines whether stand alone, PC-based group I, II or Ill. It does not require any special knowledge or skill to operate, in fact it's operation is totally transparent to the user, who simply uses his Fax machine as usual while the FC system operates in the background.

         Distribution Methods of the Products & Services

         Current Situation

         All major telephone companies generate profit from their long distance customer base. The telcos offer no specific `deals' for timely fax service to the general business customer (other than time-of-day or volume discounts). Existing telco fax services merely offer billing in six-second increments and the administration of large fax campaigns for a fee.

         FC has developed a product/service with appeal to both an existing marketplace of fax users, and a new generation of fax users who will surface to take advantage of this cost effective marketing tool.

         o Existing fax users will quickly see the benefit as they are already sensitive to their faxing costs and are frequently limited in their faxing abilities due to cost constraints. FC effectively eliminates these concerns.

         o Existing (or new) fax owners who have felt that fax broadcasting (especially via long distance lines) was simply beyond their reach from a cost perspective. Rather than mailing out hundreds of customer contact pieces, which are very expensive and yield extremely low response rates (1-3%), these businesses can now contact thousands of prospective customers for virtually pennies a page. FC will bring mass marketing to the small, independent business owner at affordable cost.

         Service Description

         The FC system will revolutionize the use of fax machines for telemarketing, customer service and sales & marketing due to the flat fee, unlimited use feature. The ability to send an unlimited number of faxes (maximum 240/day, but extra increments can be purchased) at a fixed flat rate will be extremely attractive. The monthly fee is $100, or the customer may elect to prepay one year in advance for $1,000. Initially, FC will establish a Network of approximately 27 offices throughout North America, in cities with population over 600,000 and a high concentration of businesses.

         In addition to existing product/service FC plans to introduce follow-on products which are complimentary with the Telco industry. With our fax customer volume driving down long distance costs, it is conceivable that FC could expand into the long distance carrier market in the future.

         The company also plans to introduce its Telephone Manager System to its clients as an effective system for monitoring voice calls, both incoming and outgoing. This can provide the customer with tailored usage reports, providing the customer with detailed information not otherwise available and creating incremental revenue.

         As an extra service, FC will also have the capability of creating the world's largest Fax database. With this capability, FC would be in a position to offer list services (offering Fax Lists for sale by industry, region, SIC code or other characteristic) and Fax campaign services to clients.

         Market Segmentation

         Canadian and U.S. Corporations and Small Businesses

         Companies with large vendor or customer base applications will be targeted. Examples would include banks, trust companies, insurance companies, brokerage houses and promotion firms, advertising firms, importers, exporters, OEMs and distributors. All of these types of business are dependent upon the reliable and rapid transmission of documentation by fax. FC is a cost effective fax alternative to their current long distance provider.

         Repositioning FC in the minds of its customers as a marketing tool will be a secondary strategy to justify the acquisition of additional systems within the organization.

         The Telephone Manager feature will offer additional benefits to the customer which are likely unavailable to the average telco or other fax service providers' customers.

         Retailers and Other Distributors of Fax Machines and Related Products

         FC will be approaching retailers and distributors of fax machines and may, in time, also approach manufacturers. FC is currently in discussions with Icon Office Solutions (a division of Alco Standard), a major supplier of Ricoh, Sharp, Canon and Toshiba fax machines. Icon has a 20,000 strong sales staff, giving FC access to thousands of prospective customers.

         Through strategic alliances, retailers and distributors would purchase a minimum black box inventory (100 units at a cost of $16,000) from FC. Each of their customers who elects to purchase a box will be charged $250, but this will be credited back to the customers when they sign up with FC at the rate of $50/month for 5 months (on monthly service) or credited against the annual service cost of $1,000.

         Other possible strategic partners include firms such as National Utilities, a reseller of primarily utility services (gas, hydroelectric power, etc.). Under this arrangement, FC. could be made available to their 5,000 corporate accounts across Canada.

         Franchises and Other Outlets

         In addition to the Faxback program aimed at end-users for the corporate outlets, FC intends to develop a franchise network in North America with over 300 associate offices. These associate offices will service smaller regions and will be offered specialized equipment that will allow them to set up their own local customer base. Billing will be administered by the franchisee, who will make an annual license renewal payment to FC. This will generate additional revenues for the company and will serve to expand the customer base to almost 10% of the North American market very quickly.

         All franchisees will make a $40,000 investment in equipment, which will give them One (1) Master Black Box (the exclusive FC hardware and software) and Sixty (60) Slave Units to be distributed to their customers. Franchisees should generate approximately $60,000 in incremental revenue per year from this service and will pay an annual $20,000 franchise license fee, commencing in year 2. Successful franchises will be allowed to establish additional franchises.

         In this way, FC will develop a well-crossed market, offering "local" service, local supply and direct sales. Dealers and franchises will be able to service smaller markets , which would not be economical to service through Frefax's head office. The franchise and dealer systems are suitable for existing companies who wish to supplement their operation's income with little investment (other than inventory).

         Competition

         There are three direct competitors to the service at this time:

         o Local Telco and other long distance resellers - offering time-of-day and volume discounts

         o Internet - customers may transmit their own messages at no cost through the Net

         o Other fax service providers - other companies purporting to offer economical fax sending services

         o Local Telcos and Long Distance Resellers - Increasing competition in the long distance market has certainly reduced long distance costs, however, it is extremely difficult for any telco or conventional long distance reseller to compete with flat rate long distance services such as FC which purchase block long distance time in tremendous volume. Individual consumers could not negotiate anywhere near the favorable rates enjoyed by providers such as FC.



         Within the Canadian market, flat Rate Long Distance Providers will also provide competition as they sell blocks of long distance calling time for a flat fee to consumers (in fact, FC will be utilizing some of their lines in setting up this service). Their major disadvantage from the customer's perspective is the necessity of dialing local access codes and then waiting for a line to dial the intended recipient's fax number. Most also serve a limited market area, such that clients cannot contact their entire fax list through a single source.

         Over time in the U.S., the company also expects limited competition from MediaCon, which provides a "least-cost routing service" which automatically routes calls through the long distance provider offering the best rate. This service still only amounts to a discount service though, versus unlimited flat-rate faxing through FC.

         o Internet - In some respects, the Internet has offered a cheap alternate to the use of fax technology, via E-mail systems, however, these systems specialize in the transmission of ASCII-type data or software-specific data that is transported over private networks or among users operating common software platforms. This means that "messages" sent via one software platform often arrive as "gibberish" at their destination point, if the recipient does not have the same software. Alternatively, messages may be sent in a "plain text" format, losing much of the impact of the message (logos, graphics, etc.).

                  E-Mail faxes require the use of a computer, modem and software, as well as a subscription to an Internet provider and a telephone line. They do not offer a solution for the Fax user who already owns a regular Fax machine or PC type fax/modem. E-mail Faxing has done nothing to address the needs of Fax users with ordinary `hard copy' fax machines or ordinary fax/modem systems. Today, only one small company offers flat fee Faxing via the Internet.

         o Other fax service providers - Competitive threats today come from Faxlink, owned by a long distance carrier, and Faxnet, a private service offered over the Internet. Both of these services lack the ability to allow a customer with a regular fax machine to access the system. Their systems require the use of E-mail type faxes, scanned documents or E-faxes on the originating side.

                  As for their means of transporting the documents, both systems use the Internet and are subject to the inherent bottlenecks and data traps and delays that are common throughout the system. Confidentiality is also not guaranteed, as anyone on the Internet is able to intercept a copy of a fax message (which is unacceptable in the case of sensitive material such as legal correspondence).

         In addition, the company's testing shows the Internet can be unreliable and unpredictable when it comes to timely delivery of fax messages, yet timely and reliable delivery is the precise reason why most clients elect to transmit data and documents by fax. They are also perceived as an "unsecured" way of transmitting sensitive data (such as legal correspondence) as they are subject to interception while en-route. In most cases, it is difficult for the sender to determine whether or not their message was delivered, or when.

         In addition, both competitors are seeking distributors and cannot guarantee delivery of a fax if they have no distributor in the client's calling area. Once the fax has been initiated trough their systems, there is no feedback to ensure clients that their fax message was received successfully. These services likely neglect to report these major product flaws because they assume over time that they will have full area coverage.

        Advertising and Promotion

         FC quite literally intends to use itself to promote itself. Using the Frefax system, FC will begin a telemarketing program by fax to approximately 1,000 businesses per day, including weekends.

         Additionally, every fax message sent across the network to a first-time recipient would have an additional page tagged onto it which will notify the recipient of the FC service (as the FC promotion sheet will only be received once, it will not be perceived as junk fax). This technique will increase the number of businesses contacted, including those businesses that are not currently in our own database and can also serve as a testimonial for the product. Prospective clients can simply contact a customer or suppliers currently using the system in order to hear first hand, how the company likes the FC service.

         Principal Suppliers

         The principal equipment supplier for FC is Bell Canada. Eifron Morris & Company, Ltd. provides FC with the boxes which facilitate the fax transmission.

         Governmental Impact on FC Operations

         At this time there is no required  government  approval of the products
and  services  offered  by  FC.  Further,   there  are  no  direct  governmental
regulations that impact the FC business operations.

         Research and Development

         FC estimates that over the past several years it has expended substantial funds on research and development activities. None of these costs were borne directly by customers.

         Employees

         Currently, FC has hired three (3) full-time employees.

ITEM 2.    DESCRIPTION OF PROPERTY

           The Company owns no real property and has no leasehold interests.

ITEM 3.    LEGAL PROCEEDINGS

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECUTIY HOLDERS

            During the fourth quarter of the fiscal year covered by this report, there was not matter brought to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)            MARKET INFORMATION

The issuer's common equity is traded on the NASD OTC Bulletin Board under the symbol: FFAXE

TRADING SUMMARY:

         QUARTER ENDING                     HIGH BID                   LOW BID
         --------------                     --------                   -------

          12/30/98                            3.000                      .625
          03/30/99                            1.450                      .650
          06/30/99                            1.250                      .310
          09/30/99                             .370                      .210
          12/30/99                             .070                      .050
          03/30/00                             .850                      .700
          06/30/00                             .650                      .500

(b)      HOLDERS

The approximate number of holders of record of each class of stock is as follows:

         CLASS OF STOCK                                       NUMBER OF HOLDERS
         --------------                                       -----------------
         COMMON SHARES                                                44

(c)      DIVIDENDS

The Company has never declared or paid dividends on its common stock or its preferred stock. There are no restrictions, other than state law that may be applicable, those limit the ability to pay out all earnings as dividends. The Board of Directors does not anticipate paying any dividends in the foreseeable future; it intends to retain the earnings which could be distributed, if any, for the operations, expansion and development of its business.

ITEM 6.  PLAN OF OPERATION

         FC has not yet commenced active business operations as of date of this filing. The plan of operation from a sales standpoint may be summarized as follows:

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

         FC does not plan any additional capital purchases, except for operational equipment, which will be, purchased as additional sales dictate. FC does not expect any significant change in its current base of three employees, except to hire additional salesman as the need arises.

ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements for Frefax, Inc. for the fiscal year ending June 30, 2000 are submitted in compliance with the requirements of Item 310 (a) of Regulations S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  NOT APPLICABLE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

(a)      IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name, Municipality of Residence            Age            Length of Service
-------------------------------            ---        -------------------------
Tony Papa                                  52         Chairman of the Board and
Montreal, Quebec                                         Appointed President
                                                             May 15, 2000

         These individuals were appointed to the board of directors on September 19, 2000, Mr. Zave Aberman, Mr. Peter Varadi, Mr. Anthony R. Gallo, Mr. Howard Labell and Mr. Michael Strizzi.

(b)      AUDIT COMMITTEE

The audit committee is currently composed of the President, acting alone.

(c)      IDENTIFY SIGNIFICANT EMPLOYEES

The Company does not expect to receive a significant contribution from employees that are not executive officers.

(d)      FAMILY RELATIONSHIPS

Currently, there are no directors, executive officers or persons nominated or persons chosen by the Company to become a director or executive officer of the Company who are directly related to an individual who currently holds the position of director or executive officer or is nominated to one of the said positions.

(e)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no material events that have occurred to date that would affect the evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.

(f)      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

For the two fiscal year ended June 30,2000, to the best of the Company's knowledge no director, executive officer and beneficial owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by section 16 (a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

NONE

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


               (a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


         The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to Frefax Inc., as the issuer, to be the beneficial owner of more than five percent of any class of the said issuer's voting securities:



                       Name and Address                             Amount and Nature        Percent
Title of Class         of Beneficial Owner                         of Beneficial Owner      of Class
---------------------- ------------------------------------------ -------------------- --------------------
Common                  Ralph Papa                                     3,140,000               16.15
                        68 Chemin Stratford
                        Hamstead Quebec

                        H3X 3C9



Common                  Kim Moser                                      4,000,000                20.56
                        Concession 11237
                        Stauffville, Ontario
                        Canada

Common                  Sherway Holdings, Ltd.                         4,000,000                20.56
                        c/o Cochrane, Tway & Assoc.
                        P.O. Box 128
                        Turks & Caicos, B.W.I.

Common                  Mills Sterling Aerospace, Ltd.                 2,000,000                10.28
                        Concession 11237
                        Stauffville, Ontario
                        Canada

TOTAL                                                                 13,140,000                67.55%


(b)      SECURITY OWNERSHIP OF MANAGEMENT


The  following   information   lists,  as  to  each  class,   equity  securities
beneficially owned by all directors, and of the directors of the issuer, as a group.

NOT APPLICABLE.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company has received loan funds from Brigand Capital Corp., a Canadian corporation, owned by V.T. Franzke, amounting to $130,274 as of June 30, 1999. Brigand Capital Corp. owned 5.19% of the outstanding stock of the company and V.T. Franzke individually owned 7.71% of the outstanding stock of the Company prior to June 30, 2000.


FC purchased equipment and services amounting to $90,935 from Mills Sterling Aerospace, Ltd., a Canadian corporation owning 10.28% of the outstanding stock of the Company. The President of Mills Sterling Aerospace, ltd. Is Kim Moser who individually owns 20.56% of the outstanding stock of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Listing of Exhibits

  Exhibit

Table Number              Exhibit Name                               Page Number
------------    ---------------------------------------------------  -----------
2 (i)           Certificate of Incorporation of Central Group Inc.        *

2 (ii)          Articles of Amendments to Articles of Incorporation       *
                  of Central Group Inc.

2 (iii)         Bylaws of Frefax, Inc.                                    *

3               Stock Purchase Agreement                                  *

* Incorporated by reference to the Company's registration statement on Form 10-SB filed on 03-10-2000.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 13, 2000                             Frefax, Inc.,
-----------------------
                                                By: /s Tony Papa
                                                    ----------------------------
                                                    President and
                                                    Chairman, Board of Directors

                           FREFAX, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                       AND

                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997

                      (DATE OF INCEPTION) TO JUNE 30, 2000

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                         Page
                                                                        number
                                                                       ---------
Independent auditors' report........................................      F-1

Consolidated balance sheet at June 30, 2000.........................      F-2

Consolidated statements of operations and comprehensive income
(loss)  for the  years  ended  June  30,  2000  and  1999  and cumulative period from September 26, 1997 (date of inception)
to June 30, 2000....................................................      F-3

Consolidated  statement of  stockholders'  deficiency  for the period from September 26, 1997 (date of inception) to June 30,
2000................................................................   F-4 - F-5

Consolidated statements of cash flows for the years ended June
30, 2000 and 1999 and cumulative period from

September 26, 1997  (date of inception) to June 30, 2000............      F-6

Notes to consolidated financial statements..........................  F-7 - F-12

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Frefax, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Frefax, Inc. and Subsidiary (a development stage company) (the "Company") as of June 30, 2000 and the related consolidated statements of operations and comprehensive income
(loss), stockholders' deficiency and cash flows for the years ended June 30, 2000 and 1999 and cumulative period from September 26, 1997 (date of inception) to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2000 and the consolidated results of its operations and cash flows for the years ended June 30, 2000 and 1999 and cumulative period from September 26, 1997 (date of inception) to June 30, 2000 in conformity with generally accepted accounting principles.

Massella, Tomaro & Co., LLP
Jericho, New York

October 11, 2000

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS

Current assets:
    Cash $ .......................................................          280
     Recoverable use tax .........................................        4,656
                                                                      ---------
         Total current assets ....................................        4,936

Furniture, fixtures and equipment, net ...........................       80,611
                                                                      ---------
         Total assets ............................................    $  85,547
                                                                      =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accrued expenses -  Related party ............................    $  28,500
    Loans from related party .....................................      148,689
                                                                      ---------
         Total current liabilities ...............................      177,189
                                                                      ---------

Commitments and contingencies (Note 6) ...........................         --
                                                                      ---------

Stockholders' deficiency:
    Common stock - $.001 par value, 50,000,000 shares
       authorized, 19,446,000 shares issued and outstanding ......       19,446
Additional paid-in capital .......................................      180,864
Accumulated deficit during the development stage .................      (87,973)
     Accumulated other comprehensive income (loss) ...............      (11,372)
    Stock subscriptions receivable ...............................     (192,607)
                                                                      ---------
                  Total stockholders' deficiency .................      (91,642)
                                                                      ---------

Total liabilities and stockholders' deficiency ...................    $  85,547
                                                                      =========


           See accompanying notes to consolidated financial statements



                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                                       Cumulative period from
                                                      For the year     For the year     September 26, 1997
                                                     ended June 30,   ended June 30,    (date of inception)
                                                          2000             1999          to June 30, 2000
                                                     --------------   --------------   -----------------------
Income .........................................   $          -      $          -       $                -
                                                     --------------   ---------------   -----------------------
Expenses:
    Selling, general and administrative expenses         39,458            41,555                 83,863
    Research and development ...................          4,457            13,407                 17,864
                                                     --------------   ---------------   -----------------------
Total expenses .................................         43,915            54,962                 101,727
                                                     --------------   ---------------   -----------------------
Loss before other income
(expense) and provision for income taxes .......        (43,915)          (54,962)               (101,727)

Other income (expense)
   Gain on foreign currency transactions .......          4,871             3,767                   8,638
   Interest income .............................          3,744             1,836                   5,580
   Interest expense ............................           --                (360)                   (464)
   Total other income ..........................          8,615             5,243                  13,754
                                                      --------------   ---------------   -----------------------
Loss before provision for income taxes .........        (35,300)          (49,719)                (87,973)

Provision for income taxes .....................              -                 -                       -
                                                      --------------   ---------------   -----------------------

Net (loss) .....................................        (35,300)          (49,719)                (87,973)
Other items of comprehensive income (loss) .....         (4,936)           (6,436)                (11,372)
                                                      --------------   ---------------   -----------------------
Comprehensive net (loss) .......................      $ (40,236)       $  (56,155)                (99,345)

Basic:
    Net (loss) .................................      $     NIL        $      NIL        $            NIL
                                                       ==============   ===============   =======================
Weighted average number of
 common shares outstanding .....................      19,446,000        13,659,614              12,548,090
                                                       ==============   ===============   =======================



           See accompanying notes to consolidated financial statements







                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
   FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO JUNE 30, 2000


                                                                             Deficit     Accumulated
                                           Common Stock        Additional   During the       Other          Stock          Total
                                   -------------------------   Paid-in     Development  Comprehensive  Subscriptions  Stockholders'
                                       Shares        Amount    Capital        Stage     Income (Loss)    Receivable    Deficiency
                                   ------------ ------------ ------------  ----------   -------------  ------------- -------------
Issuance of common stock upon
capitalization of company .........     500,000 $       500  $     2,000  $      --     $                        --  $       2,500
                                           --   $     2,500

Issuance of common stock in
connection with limited offerings .     403,000         403          297         --               --             --            700

Net loss from date of inception
(September 26, 1997) to
 June 30, 1998                               --          --           --       (2,954)            --             --         (2,954)
                                   ------------ ------------ ------------  ----------   -------------  ------------- -------------
Balances at June 30, 1998 .........     903,000         903        2,297
                                                                               (2,954)            --             --            246

Issuance of common
stock in connection with
acquisition of subsidiary .........  10,000,000      10,000         --           --               --             --         10,000

Issuance of common
stock in connection with
limited offering
(November 1998) ...................   6,001,000       6,001       54,009                          --        (60,010)            --

Issuance of common
stock in connection with
limited offering
(February 1999) ...................   2,542,000       2,542      124,558         --               --       (127,100)            --

Accrued interest on

   subscriptions receivable .......          --          --           --         --               --         (1,755)        (1,755)

Foreign currency

    translation adjustment ........          --          --           --         --           (6,436)            --         (6,436)

Net loss for the year ended
  June 30, 1999 ...................          --          --           --    (49,719)              --             --        (49,719)
                                   ------------ ------------ ------------  ----------   -------------  ------------- -------------
Balances at June 30, 1999
  (forwarded)......................  19,446,000      19,446      180,864    (52,673)          (6,436)      (188,865)       (47,664)



           See accompanying notes to consolidated financial statements







                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
   FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO JUNE 30, 2000



                                                                            Deficit      Accumulated
                                        Common Stock        Additional    During the       Other           Stock           Total
                              --------------------------    Paid-in      Development   Comprehensive   Subscriptions   Stockholders'
                                  Shares         Amount     Capital         Stage      Income (Loss)     Receivable      Deficiency
                              ------------  ------------ -------------   ----------    -------------   -------------   -------------
Balances at June 30, 1999
      (from previous page) ...  19,446,000  $     19,446  $    180,864   $  (52,673)   $     (6,436)   $   (188,865)   $    (47,664)

Accrued interest on
     subscriptions receivable.          --            --            --           --              --          (3,742)         (3,742)

Foreign currency
  translation adjustment .....          --            --            --           --          (4,936)              --         (4,936)

Net loss for the year ended
  June 30, 2000 ..............          --            --            --      (35,300)             --               --        (35,300)
                              ------------  ------------ -------------   ----------    -------------   -------------   -------------
Balances at June 30, 2000 ....  19,446,000   $    19,446   $   180,864    $ (87,973)    $   (11,372)    $   (192,607)   $   (91,642)
                              ============  ============ =============   ==========    =============   =============   =============



           See accompanying notes to consolidated financial statements




                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                                                                    Cumulative period from
                                                               For the year         For the year      September 26, 1997
                                                                 ended June 30,     ended June 30,    (date of inception)
                                                                     2000               1999            to June 30, 2000
                                                               ----------------     --------------    ------------------
Cash flows from operating activities:
   Net  (loss)                                                   $ (35,300)          $ (49,719)          $ (87,973)
 Adjustments to reconcile net (loss) to net
    cash used for operating activities:
      Foreign currency translation                                  (4,936)             (6,436)            (11,372)
Depreciation                                                         5,303               2,588               7,891

   Interest income on subscriptions receivable                      (3,742)             (1,755)             (5,497)
 (Increase) decrease in:
   Recoverable use tax                                                (412)             (4,244)             (4,656)

    Security deposits                                                3,483              (3,483)               --
 Increase (decrease) in:
   Accounts payable and accrued expenses                            14,189              14,311
                                                                ----------------     --------------    ------------------
Net cash used for operating activities                             (21,415)            (48,738)            (73,107)
                                                               ----------------     --------------    ------------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment                      (533)            (87,969)            (88,502)
                                                               ----------------     --------------    ------------------
Net cash used for investing activities                                (533)            (87,969)            (88,502)
                                                               ----------------     --------------    ------------------
Cash flows from financing activities:
   Proceeds from initial capitalization of company
   and from sale of common stock in connection
   with private placements,                                           --                  --                 3,200
Loans from related parties                                          18,415             140,274             158,689
                                                               ----------------     --------------    ------------------
Net cash provided by financing activities                           18,415             140,274             161,889
                                                               ----------------     --------------    ------------------

Net (decrease) increase in cash                                     (3,533)              3,567                 280

Cash, beginning of period                                            3,813                 246                --
                                                                ----------------     --------------    ------------------

Cash, end of period                                              $     280           $   3,813           $     280
                                                                ----------------     --------------    ------------------

Supplemental disclosure of non-cash flow information:
  Cash paid during the year for:

   Interest                                                      $    --             $    --             $    --
                                                               ================     ==============     ==================
Income taxes                                                     $    --             $    --             $    --

                                                               ================     ==============     ==================
Schedule of non-cash investing activities:
   Issuance of 8,543,000 shares of common stock
   in exchange for subscription receivables                      $    --             $ 187,110           $ 187,110
                                                               ================     ==============     ==================




           See accompanying notes to consolidated financial statements

                                       F6

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

         Pursuant to the stock purchase agreement dated July 30, 1998 between the Company and the shareholders of Frefax, Inc. (Canada), ("Frefax Canada"), a company incorporated in the province of Ontario, Canada, the Company issued an aggregate of 10,000,000 shares of its $.001 par value common stock to the shareholders of Frefax Canada in exchange for 100% of Frefax Canada's issued and outstanding common stock. Accordingly, Frefax Canada became a wholly owned subsidiary of the Company. Such transaction is considered a capital transaction whereby Frefax Canada contributed its stock for the net book value of the Company.

         Frefax Canada was incorporated on September 5, 1996 for the purpose of developing software to be utilized in reducing long distance telephone fax charges.

         As of June 30, 2000, the Company and Frefax Canada are considered to be development stage companies. (See Note 9)

NOTE 2     -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       Basis of Presentation

                  The Company is considered to be a development stage company as of June 30, 2000 since planned principal operations have not yet commenced.

         b)       Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of the Company from September 26, 1997 (date of inception) and its wholly owned subsidiary, Frefax Canada from July 30, 1998 herein after referred to as the ("Companies") after elimination of all significant intercompany transactions and accounts.

         c)       Cash and cash equivalents

                  The  Company   considers   highly  liquid   investments   with
                  maturities of three months or less at the time of purchase to be cash equivalents.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE     2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         d)       Furniture, fixtures, and equipment


                  Furniture, fixtures, and equipment are recorded at cost less accumulated depreciation which is provided on the straight line basis over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.

         e)       Income taxes

                  The Company accounts for income taxes in accordance with the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and foreign income tax reporting purposes.

         f)       Earnings per share

                  During 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share exclude the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

         g)       Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         h)       Fair value disclosure at June 30, 2000

                  The carrying value of cash, recoverable use tax and accrued expenses - related party is a reasonable estimate of their fair value.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE     2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         i)       Effect of New Accounting Standards

                  The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

         j)       Foreign Currency Translation

                  The functional currency for the Company's foreign operation is the applicable local currency, Canadian dollars. The translation from Canadian dollars to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of comprehensive income. Gains or losses resulting from foreign currency transactions are included in the statements of operations.

         k)       Research and Development Costs

                  Research and development costs are expensed as incurred. Such costs amounted to $4,457 and $13,407 for the years ended June 30, 2000 and 1999 and $17,864 from September 26, 1997 (date of inception) to June 30, 2000.

NOTE 3     -          FURNITURE, FIXTURES AND EQUIPMENT

                  Furniture, fixtures and equipment are as follows at June 30, 2000:

                  Furniture & fixtures                      $17,488
                  Equipment                                  70,962
                                                          ---------
                                                             88,450
                  Less: accumulated depreciation              7,839
                                                         ----------
                                                         $   80,611

                  Depreciationexpense for the years ended June 30, 2000 and 1999 amounted to $5,303 and $2,529, respectively. Cumulative depreciation expense from September 26, 1997 (date of inception) to June 30, 2000 amounted to $7,839.

NOTE     4 - ACCRUED EXPENSES - RELATED PARTY

                  Accrued expenses at June 30, 2000 of $28,500 consist of professional fees which have been subsequently paid by the Company's President.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - PROVISION FOR INCOME TAX

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed by the Company at a rate of approximately15% for federal and 6% for state, and at 22% for Frefax Canada.

         The only material tax effect of significant items comprising the Companies current deferred tax assets as of June 30, 2000 is the Companies' net operating losses "NOL"s" which combined amounted to approximately $59,000. The deferred tax asset associated with the Companies' NOLs amounted to approximately $13,000 as of June 30, 2000.

         The Companies have recorded a 100% valuation allowance for the deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax asset would be realized in the future. The Company's NOL's amounting to approximately $24,000 will expire between the years 2013 - 2015, if not utilized. Frefax Canada's NOL amounting to approximately $35,000 will expire between the years 2006 - 2008, if not utilized.

         The Company and its subsidiary file separate tax returns for federal, state and foreign tax purposes. Therefore, income tax expense is based on the separate taxable income or loss of each entity.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

    a)   Rent

         Frefax Canada leased office space under a one-year renewable lease agreement, which expired November 30, 1999. Rent expense amounted to $1,771 and $ 2,274 for the years ended June 30, 2000 and 1999 and $4,045 cumulative from September 26, 1997 (date of inception) to June 30, 2000. During January 2000, Frefax Canada moved its operations to a space owned by a shareholder of the Company on a month to month basis, at no charge until a permanent location is found. The Company itself does not require any significant office space and, accordingly, it utilizes the mailing address of its outside counsel on a month to month basis, at no charge.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6  - COMMITMENTS AND CONTINGENCIES (cont'd)

    b)    Lack of Insurance

         The Company does not maintain any property, product liability, general liability or any other form of insurance. Although the Company is not aware of any claims resulting from product malfunctions, there is no assurance that none exists. In addition, as a result of not maintaing any property insurance, the Company's equipment is deemed to be at risk.

NOTE 7 - STOCKHOLDER'S DEFICIENCY

    a)   Capitalization

         The Company was organized during September 1997 by issuing an aggregate of 500,000 shares of its $.001 par value common stock to its founder for $2,500.

    b)   Acquisition of Subsidiary

         Pursuant to a stock purchase agreement dated July 30, 1998 between the Company and the shareholders of Frefax Canada, the Company issued an aggregate of 10,000,000 shares of its $.001 par value common stock to the shareholders of Frefax Canada in exchange for 100% of Frefax Canada issued and outstanding common stock. Accordingly, after such transaction, Frefax Canada became a wholly owned subsidiary of the Company. Such transaction is considered a capital transaction whereby Frefax Canada contributed its stock for the net book value of the Company, and accordingly, no goodwill is recorded.

    c)   Limited Offering Memorandums

         During October 1997, the Company commenced two Limited Offerings pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933. The Company offered 400,000 shares of its common stock at $.001 per share and 4,000 shares of its common stock at $ .10 per share, respectively. The Company sold an aggregate of 403,000 shares of common stock yielding net proceeds of $700.

    d)   Private Offerings

         i) During November 1998, the Company offered 7,500,000 shares of its common stock at $.01 per share pursuant to rule 504 of regulation D promulgated under the Securities Act of 1933. The Company sold a total of 6,001,000 shares of common stock in exchange for a promissory note of $60,010 which has been classified as a stock subscription receivable thereby reducing stockholder's equity.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCKHOLDER'S DEFICIENCY (cont'd)

         d)       Private Offerings (cont'd)

                  ii) During February 1999, the Company offered 10,000,000 shares of its common stock at $.05 per share pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933. The Company sold a total of 2,542,000 shares of common stock in exchange for a promissory note of $127,100, which has been classified as a stock subscription receivable thereby reducing stockholder's equity.

                  The above promissory notes are callable on demand and accrue interest at a rate of 2% per annum. As of June 30, 2000, the Company accrued $5,497 of interest receivable in connection with such notes.

NOTE 8  -  RELATED PARTY TRANSACTIONS

    a)     Loans From Related Parties

           The Companies have been advanced funds from a Canadian corporation which owns approximately 1.1 % of the outstanding common stock of the Company. The loans are non-interest bearing and are due on demand. As of June 30, 2000, such loans amounted to $148,689.

    b)     Rent Expense

           During January 2000, Frefax Canada moved its equipment to a space owned by one of the Company's shareholder on a month to month basis, at no charge until a permanent location is found. The Company itself does not require any significant office space and, accordingly, it utilizes the mailing address of its outside counsel on a month to month basis, at no charge.

    c)     Equipment Purchases

           Frefax Canada purchased equipment and services amounting to $90,335 from a corporation which is a 10.3% shareholder of the Company. In addition, the President of Frefax Canada beneficially owns an additional 20.6% of the Company.

NOTE 9  -  SUBSEQUENT  EVENT

         The corporation is in the process of diversifying its core business from developing communication technology into a real estate development company, which would also acquire environmental technologies to be used in numerous applications.