Form 10QSB
period 2000-09-30
FREFAX INC
filed 2000-11-16
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X]   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2000

                       INITIAL QUARTERLY REPORT FOLLOWING
                         EFFECTIVE DATE OF REGISTRATION

                         Commission File Number 0-29915
                                                -------

                                  FREFAX INC.
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


                1255 University, Suite 1604, Montreal, H3B3X3
                ------------------------------------------------
                    (Address of principal executive offices)


                               (561) 368 - 1427
                               ------------------
                               Issuer's Telephone


                270 NW 3rd Court, Boca Raton. Florida 33432-3720
                ------------------------------------------------
(Former name, former address and former fiscal year,if changed from last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No _X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issu&s classes of common equity, as of the latest practicable date:

                 19,446,000 - Common stock as of September 30, 2000
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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         Attached unaudited financial statements for Frefax, Inc. (FC) and subsidiary, for the period ending September 30th, 2000 are submitted in compliance with item 310 (b) of Regulation SB.


ITEM  2.          PLAN OF OPERATION


         The plan of operation from the corporations' point of view is summarized as follows:

1. FC has not received or generated revenues as of the end of this quarter ending September 30th 2000.

2.       FC has not purchased or sold any significant equipment or assets.

3.       FC has no significant change of employees.

4. FC is in the process of diversifying its core business from developing communication technology to a real estate development company, which would also acquire and develop environmental technologies to be used in numerous applications, such as soil decontamination and ground-water decontamination.

5. Based upon the above mentioned corporate strategy to diversify from its core business the corporation anticipates raising approximately three million dollars in additional funds within the next 12 months.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FREFAX, INC.
                                            (Registrant)

Date:    November 13, 2000             By: /s/ Tony  Papa
                                           -------------------------
                                           Tony  Papa
                                           President & Chief Executive Officer

                           FREFAX, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                      AND

                                 CUMULATIVE FROM

          SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO SEPTEMBER 30, 2000

                                   (UNAUDITED)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                                                                         Page
                                                                        number

Consolidated balance sheet at September 30, 2000 (unaudited)
and June 30, 2000                                                         F-1

Consolidated   statements  of  operations   and   comprehensive
income  (loss) (unaudited)  for the  three  months  ended
September  30,  2000  and  1999  and cumulative from
September 26, 1997 (date of inception) to September 30, 2000              F-2

Consolidated  statement of stockholders'  deficiency  (unaudited)
for the period from September 26, 1997 (date of inception)
to September 30, 2000                                                  F-3 - F-4

Consolidated  statements  of cash flows  (unaudited)  for the three months ended September 30, 2000 and 1999 and cumulative from
September 26, 1997 (date of inception) to September 30, 2000              F-5

Notes to consolidated financial statements                             F-6 - F-9

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                September 30, 2000
                                                                                       2000                            June 30,
                                                                                   (unaudited)                          2000
                                                                                -----------------                -----------------
Current assets:
    Cash                                                                        $             280                $             280
     Recoverable use tax                                                                    4,656                            4,656
                                                                                -----------------                -----------------
         Total current assets                                                               4,936                            4,936

Furniture, fixtures and equipment, net                                                     80,611                           80,611
                                                                                -----------------                -----------------
         Total assets                                                           $          85,547                $          85,547
                                                                                =================                =================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accrued expenses - Related party                                            $          28,500                $          28,500
    Loans from related party                                                              148,689                          148,689
                                                                                -----------------                -----------------
         Total current liabilities                                                        177,189                          177,189
                                                                                -----------------                -----------------

Commitments and contingencies (Note  4)                                                         -                                -
                                                                                -----------------                -----------------
Stockholders' deficiency:
    Common stock - $.001 par value, 50,000,000 shares authorized,
    19,446,000 shares issued and outstanding                                               19,446                           19,446
    Additional paid-in capital                                                            180,864                          180,864
    Accumulated deficit during the development stage                                      (87,973)                         (87,973)
     Accumulated other comprehensive income (loss)                                        (11,372)                         (11,372)
    Stock subscriptions receivable                                                       (192,607)
                                                                                ------------------
(192,607)

       Total stockholders' deficiency                                                     (91,642)                         (91,642)
                                                                                -----------------                 ----------------

Total liabilities and stockholders' deficiency                                  $          85,547                 $         85,547
                                                                                =================                 ================










     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                                            Cumulative
                                                                                                                from
                                                                  For the three         For the three     September 26, 1997
                                                                  months ended          months ended      (date of inception)
                                                                September 30, 2000   September 30, 1999  to September 30, 2000
                                                                   -----------          -----------         ------------

Income                                                             $        --          $        --         $         --
                                                                   -----------          -----------         ------------
Expenses:
    Selling, general and administrative expenses                            --                3,231               83,863
    Research and development                                                --                3,317               17,864
                                                                   -----------          -----------         ------------
Total expenses                                                              --                6,548              101,727
Loss before other income
(expense) and provision for income taxes                                    --               (6,548)            (101,727)
                                                                   -----------          -----------         ------------
Other income (expense):
   Gain on foreign currency transactions                                    --                3,625                8,638
   Interest income                                                          --                  947                5,580
   Interest expense                                                         --                 (126)                (464)
                                                                   -----------          -----------         ------------
   Total other income (expense)                                             --                4,446               13,754
                                                                   -----------          -----------         ------------
Loss before provision for income taxes                                      --               (2,102)             (87,973)

Provision for income taxes                                                  --                   --                   --
                                                                   -----------          -----------         ------------
Net (loss)                                                                  --               (2,102)             (87,973)

Other items of comprehensive income (loss)                                  --               (3,809)             (11,372)
                                                                   -----------          -----------         ------------
Comprehensive net (loss)                                           $        --          $    (5,911)        $    (99,345)
                                                                   ===========          ===========         ============
Basic:
Net (loss)                                                         $        --          $       NIL         $       (.01)
                                                                   ===========          ===========         ============
Weighted average number of
 common shares outstanding                                          19,446,000           19,446,000           13,144,649
                                                                   ===========          ===========         ============









     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
           FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION)
                       TO SEPTEMBER 30, 2000 (UNAUDITED)

                                                                           Accumulated       Accumulated
                                             Common Stock      Additional     Deficit           Other       Stock         Total
                                          -----------------     Paid-in     During the     Comprehensive Subscriptions Stockholders'
                                          Shares     Amount     Capital   Development Stage Income (Loss) Receivable   Deficiency
                                          ------     ------     -------   ----------------- ------------  ----------   ----------
Issuance of common stock upon
capitalization of company                500,000   $      500   $    2,000   $       --      $     --      $     --    $    2,500

Issuance of common stock in
connection with  limited offerings       403,000          403          297           --            --            --           700

Net loss from date of inception
(September 26, 1997) to June 30, 1998         --           --           --       (2,954)           --            --        (2,954)
                                      ----------   ----------   ----------   ----------      --------      --------    ----------
Balances at June 30, 1998                903,000          903        2,297       (2,954)           --            --           246

Issuance of common stock in
  connection with acquisition
  of subsidiary                       10,000,000       10,000           --           --            --            --        10,000

Issuance of common
stock in connection with
limited offering
(November 1998)                        6,001,000        6,001       54,009           --            --       (60,010)           --

Issuance of common
stock in connection with
limited offering
(February 1999)                        2,542,000        2,542      124,558           --            --      (127,100)           --

Accrued interest on
   subscriptions receivable                   --           --           --           --            --        (1,755)       (1,755)

Foreign currency
    translation adjustment                    --           --           --           --        (6,436)           --        (6,436)

Net loss for the year ended
  June 30, 1999                               --           --           --      (49,719)           --            --       (49,719)
                                      ----------   ----------   ----------   ----------      --------      --------    ----------
Balances at June 30, 1999 (forwarded) 19,446,000       19,446      180,864      (52,673)       (6,436)     (188,865)      (47,664)
                                      ----------   ----------   ----------   ----------      --------      --------    ----------

     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
     FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO
                    SEPTEMBER 30, 2000 (UNAUDITED) (cont'd)

                                                                           Accumulated       Accumulated
                                             Common Stock      Additional     Deficit           Other       Stock         Total
                                          -----------------     Paid-in     During the     Comprehensive Subscriptions Stockholders'
                                          Shares     Amount     Capital   Development Stage Income (Loss) Receivable   Deficiency
                                          ------     ------     -------   ----------------- ------------  ----------   ----------
Balances at June 30, 1999
(from previous page)                19,446,000   $   19,446   $  180,864   $    (52,673)   $   (6,436)   $ (188,865)  $  (47,664)

Accrued interest on
   subscriptions receivable                 --           --           --             --            --        (3,742)      (3,742)

Foreign currency
   translation adjustment                   --           --           --             --        (4,936)           --       (4,936)

Net loss for the year
   ended June 30, 2000                      --           --           --        (35,300)           --            --      (35,300)
                                    ----------   ----------   ----------   ------------    ----------    ----------    ---------
 Balances at June 30, 2000          19,446,000       19,446      180,864        (87,973)      (11,372)     (192,607)     (91,642)

Net income (loss) for the quarter
    ended September 30, 2000                --           --           --             --            --            --           --
                                    ----------   ----------   ----------   ------------    ----------    ----------    ---------
Balances at September 30, 2000      19,446,000   $   19,446   $  180,864   $    (87,973)   $  (11,372)   $ (192,607)   $ (91,642)
                                    ==========   ==========   ==========   ============    ==========    ==========    =========














     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Cumulative
                                                                                                     from
                                                           For the three    For the three      September 26, 1997
                                                           months ended      months ended     (date of inception)
                                                        September 30, 2000 September 30, 1999 to September 30, 2000
                                                        ------------------ ------------------ ---------------------
Cash flows from operating activities:
Net  (loss)                                                  $    --          $  (2,102)        $ (87,973)
Adjustments to reconcile net (loss) to net
 cash used for operating activities:
Foreign currency translation                                      --             (3,809)          (11,372)
Depreciation                                                      --              1,304             7,891
Interest income on subscriptions receivable                       --             (1,261)           (5,497)
 (Increase) decrease in:
          Recoverable use tax                                     --               (449)           (4,656)
          Security deposits                                       --               (117)               --
       Increase (decrease) in:
Accounts payable and accrued expenses                             --            (11,482)           28,500
                                                             -------        -----------         ---------
Net cash used for operating activities                            --            (17,916)          (73,107)
                                                             -------        -----------         ---------

Cash flows from investing activities:
        Purchase of furniture, fixtures and equipment             --               (139)          (88,502)
                                                             -------        -----------         ---------
Net cash used for investing activities                            --               (139)          (88,502)
                                                             -------        -----------         ---------

Cash flows from financing activities:
        Proceeds from initial capitalization of
   company and from sale of common
   stock in connection with private placements                    --                 --             3,200
        Loans from related parties                                --             16,916           158,689
                                                             -------        -----------         ---------
Net cash provided by financing activities                         --             16,916           161,889
                                                             -------        -----------         ---------

Net (decrease) increase in cash                                   --             (1,139)              280

Cash, beginning of period                                        280              3,813                --
                                                             -------        -----------         ---------
Cash, end of period                                          $   280        $     2,674         $     280
                                                             =======        ===========         =========
Supplemental disclosure of non-cash flow information:
        Cash paid during the year for:
                Interest                                     $    --        $        --         $      --
                                                             =======        ===========         =========
                Income taxes                                 $    --        $        --         $      --
                                                             =======        ===========         =========

Schedule of non-cash investing activities:
        Issuance of 8,543,000 shares of common stock
     in exchange for subscription receivables                $    --        $        --         $ 187,110
                                                             =======        ===========         =========





     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                       AND
  CUMULATIVE FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO SEPTEMBER 30, 2000
                                   (UNAUDITED)



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

              As of September 30, 2000, the Company and Frefax Canada are considered to be development stage companies (See Note 6).

              For the quarter ended September 30, 2000, the Company had no operations since its currently in the process of redirecting its core business into the development of real estate.

              The Company is in the process of diversifying its core business from developing communication technology into a real estate development company, which would also acquire environmental technologies to be used in numerous applications.

              In connection with diversifying its core business, on August 30, 2000, the Company entered into memorandum of agreements with four Canadian individuals whereby the Company intends on buying their ownership interest (by issuance of its common stock) in Zaveco Development Corporation a newly formed Canadian corporation ("Zaveco"). Zaveco is in the process of acquiring land in Quebec, Canada for $4,000,000 with the intent of developing into approximately 265,000 square feet of retail space.

NOTE 2 -      INTERIM RESULTS AND BASIS OF PRESENTATION

              The unaudited consolidated financial statements as of September 30, 2000 and for the three month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)



NOTE 2 -      INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

              In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of our operations and cash flows for the three month periods ended September 30, 2000 and 1999. The results for the three month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending June 30, 2001. The balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2000 as included in our report on Form 10-KSB filed on October 13, 2000.

NOTE 3 -      STOCKHOLDERS' DEFICIENCY

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

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)



NOTE 4        -       COMMITMENTS AND CONTINGENCIES

        a)    Rent

              Frefax Canada leased office space under a one-year renewable lease agreement, which expired November 30, 1999. Rent expense amounted to $-0- and $992 for the three months ended September 30, 2000 and 1999, respectively and $4,045 cumulative from September 26, 1997 (date of inception) to September 30, 2000. During January 2000, Frefax Canada moved its operations to a space owned by a shareholder of the Company on a month to month basis, at no charge until a permanent location is found.

              The Company itself does not require any significant office space and, accordingly it utilizes the mailing address of its outside counsel on a month to month basis, at no charge.

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

NOTE 5    -   RELATED PARTY TRANSACTIONS

      a)      Loans From Related Parties

              The Companies have been advanced funds from a Canadian corporation, which owns approximately 1.1 % of the outstanding common stock of the Company. The loans are non-interest bearing and are due on demand. As of September 30, 2000, such loans amounted to $148,689.

       b)     Rent Expense

              During January 2000, Frefax Canada moved its equipment to a space owned by one of the Company's shareholders on a month to month basis, at no charge until a permanent location is found. The Company itself does not require any significant office space and, accordingly, it utilizes the mailing address of its outside counsel on a month to month basis at no charge.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)



NOTE 5   -   RELATED PARTY TRANSACTIONS (cont'd)

     c)       Equipment Purchases

              Frefax Canada purchased equipment and services amounting to approximately $90,000 from a corporation which is a 10.3% shareholder of the Company. In addition, the President of Frefax Canada beneficially owns an additional 20.6% of the Company.

      d)      ACCRUED EXPENSES - RELATED PARTY

              Accrued expenses at September 30, 2000 of $28,500 consist of professional fees which have been subsequently paid by the Company's President.