Form 10QSB
period 2000-12-31
FREFAX INC
filed 2001-02-27
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X]   QUARTERLY REPORT UNDER SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 2000

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


                               (514) 938 - 0755
                               ------------------
                               Issuer's Telephone


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         Attached unaudited financial statements for Frefax, Inc. (FC) and subsidiary, for the period ending December 31st, 2000 are submitted in compliance with item 310 (b) of Regulation SB.


ITEM  2.          PLAN OF OPERATION


         The plan of operation from the corporations' point of view is summarized as follows:

1. FC has not received or generated revenues as of the end of this quarter ending December 31st 2000.

2.       FC has not purchased or sold any significant equipment or assets.

3.       FC has no significant change of employees.

4. FC is in the process of diversifying its core business from developing communication technology to a real estate development company, which would also acquire and develop technologies to be used in environmental applications.

5. Based upon the above mentioned corporate strategy to diversify from its core business the corporation anticipates raising approximately three million dollars in additional funds within the next 12 months by means of private placements.

6. In connections with diversifying its core business, on August 30, 2000, the company entered into memorandum of agreements with four Canadian individuals whereby the company intends on buying their ownership interest (by issuance of its common stock) in Zaveco Development Corporation a newly formed Canadian corporation ("Zaveco").

7. Zaveco has acquired land in Montreal, Canada for $4,000,000. Zaveco plans to develop approximately 265,000 square feet of retail space. The company is awaiting building permits to be issued to Zaveco by the City of Montreal in order to complete the acquisition of Zaveco.

Item  1. - 5. Not Required

Item 6. Exhibits

         Exhibits (3i) and (ii) are incorporated into this filing by reference to Exhibits 2(i) and 2(iii=i) as filed in part 3 of form 10 S-B as filed with the Securities and Exchange Commissions on March 8th, 2000.


                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FREFAX, INC.
                                            (Registrant)

Date:    February 2, 2000              By: /s/ Tony  Papa
                                           -------------------------
                                           Tony  Papa
                                           Chairman

                           FREFAX, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                      AND

                                 CUMULATIVE FROM

           SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                   (UNAUDITED)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                                                                      Page
                                                                     number

Consolidated balance sheet at December 31, 2000 (unaudited)
  and June 30, 2000...................................................F-1

Consolidated   statements  of  operations   and   comprehensive
  income  (loss) (unaudited)  for the six months ended
  December 31, 2000 and 1999 and cumulative from September 26, 1997
  (date of inception) to December 31, 2000............................F-2

Consolidated   statements  of  operations   and   comprehensive
   income  (loss) (unaudited) for the three months ended
   December 31, 2000 and 1999.........................................F-3

Consolidated  statement of stockholders'  deficiency  (unaudited)
   for the period from September 26, 1997 (date of inception)
   to December 31, 2000...............................................F-4 - F-5

Consolidated  statements  of cash flows  (unaudited)  for the six months  ended December 31, 2000 and 1999 and cumulative from
   September 26, 1997 (date of inception) to December 31, 2000........F-6

Notes to consolidated financial statements............................F-7 - F-10



                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  December 31,
                                                                      2000        June 30,
                                                                  (unaudited)       2000
                                                                   ---------     ---------
Current assets:
    Cash $ ......................................................        277     $     280
     Recoverable use tax ........................................      4,609         4,656
                                                                   ---------     ---------
         Total current assets ...................................      4,886         4,936

Furniture, fixtures and equipment, net ..........................     80,273        80,611
                                                                   ---------     ---------
Total assets ....................................................    $85,159       $85,547
                                                                   =========     =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accrued expenses - related party ............................   $  26,452    $  28,500
    Loans from related party ....................................     159,966      148,689
                                                                    ---------    ---------
         Total current liabilities ..............................     186,418      177,189
                                                                    ---------    ---------

Commitments and contingencies (Note 4) ..........................        --           --
                                                                    ---------    ---------

Stockholders' deficiency:
    Common stock - $.001 par value, 50,000,000 shares
    authorized, 19,446,000 shares issued and outstanding ........      19,446       19,446
    Additional paid-in capital ..................................     180,864      180,864
    Accumulated deficit during the development stage ............     (95,975)     (87,973)
Accumulated other comprehensive income (loss) ...................     (11,116)     (11,372)
    Stock subscriptions receivable ..............................    (194,478)    (192,607)
                                                                    ---------    ---------
       Total stockholders' deficiency ...........................    (101,259)     (91,642)
                                                                    ---------    ---------

Total liabilities and stockholders' deficiency ..................    $ 85,159    $  85,547
                                                                    =========    =========

    See accompanying notes to consolidated financial statements (unaudited)

                                      F-1






                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                                                              Cumulative from
                                                                               September 26,
                                                 For the six   For the six         1997
                                                  months          months        (date of
                                                   ended          ended         inception)
                                                 December 31,  December 31,   to December 31,
                                                    2000           1999          2000
                                                   -------       -------       --------
Income .........................................   $  --         $  --         $   --
                                                   -------       -------       --------

Expenses:
    Selling, general and administrative expenses     9,873         5,073         93,736

    Research and development ...................      --           4,422         17,864
                                                    -------       -------       --------


Total expenses .................................     9,873         9,495        111,600
                                                    -------       -------       --------


Loss before other income

(expense) and provision for income taxes .......    (9,873)       (9,495)       (111,600)
                                                    -------       -------       --------


Other income (expense):
   Gain on foreign currency transactions .......      --          4,833             8,638

   Interest income .............................     1,871         1,263            7,451


   Interest expense ............................      --            (218)           (464)
                                                    -------       -------       --------


   Total other income (expense).................      1,871        5,878          15,625



Loss before provision for income taxes..........       (8,002)     (3,617)        (95,975)

Provision for income taxes......................         --            --             --
                                                     -------       -------       --------

Net (loss)......................................     (8,002)        (3,617)       (95,975)

Other items of comprehensive income (loss)......        256         (5,909)       (11,116)
                                                     -------       -------       --------

Comprehensive net (loss)........................   $ (7,746)       $(9,526)     $(107,091)
                                                     ========      =======       ========


Basic:
    Net (loss).................................    $   NIL        $  NIL        $   (.01)
                                                     ========      =======       ========


Weighted average number of
 common shares outstanding....................     19,446,000    19,446,000    13,630,587
                                                   ==========    ==========    ==========


     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                    For the three  For the three
                                                    months ended    months ended
                                                    December 31,    December 31,
                                                        2000            1999
Income .........................................   $       --      $       --
                                                    ------------    ------------

Expenses:
    Selling, general and administrative expenses          9,873           1,842
    Research and development ...................           --             1,105
                                                    ------------    ------------

Total expenses .................................          9,873           2,947
                                                    ------------    ------------


Loss before other income
(expense) and provision for income taxes .......         (9,873)         (2,947)
                                                    ------------    ------------
Other income (expense):
   Gain on foreign currency transactions .......           --             1,208

   Interest income .............................          1,871            316

   Interest expense ............................           --              (92)
                                                    ------------    ------------
   Total other income (expense) ................          1,871           1,432
                                                    ------------    ------------

Loss before provision for income taxes .........         (8,002)         (1,515)

Provision for income taxes .....................           --               --
                                                    ------------    ------------

Net (loss) .....................................         (8,002)         (1,515)

Other items of comprehensive income (loss) .....            256          (2,100)
                                                    ------------    ------------

Comprehensive net (loss) .......................    $    (7,746)   $     (3,615)
                                                    ------------    ------------
Basic:
    Net (loss) .................................    $      NIL     $      NIL
                                                    ------------    ------------


Weighted average number of
 common shares outstanding .....................     19,446,000      19,446,000
                                                    ===========     ============

     See accompanying notes to consolidated financial statements (unaudited)



                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
 FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 2000
                                  (UNAUDITED)


                                                                               Accumulated
                                                                                 Deficit    Accumulated
                                             Common Stock          Additional  During the      Other          Stock        Total
                                        ----------------------      Paid-in    Development Comprehensive  Subscription  Stockholders
                                          Shares       Amount       Capital       Stage    Income (Loss)   Receivable    Deficiency
                                        ---------    ---------     ---------    ---------    ---------     ---------      ---------
Issuance of common stock upon
capitalization of company ...........     500,000    $     500    $    2,000    $      --   $       --     $      --     $    2,500


Issuance of common stock in
connection with limited offerings ...     403,000          403           297           --           --            --            700

Net loss from date of inception
(September 26, 1997) to June 30, 1998          --           --            --       (2,954)          --            --         (2,954)
                                        ---------    ---------     ---------    ---------    ---------     ---------     ----------



Balances at June 30, 1998 ...........     903,000          903         2,297       (2,954)          --            --            246


Issuance of common stock in
  connection with acquisition
  of subsidiary .....................  10,000,000       10,000            --           --           --            --         10,000


Issuance of common
stock in connection with
limited offering
(November 1998) .....................   6,001,000        6,001        54,009           --           --        (60,010)          --


Issuance of common
stock in connection with
limited offering
(February 1999) .....................   2,542,000        2,542       124,558           --           --        (127,100)         --


Accrued interest on

   subscriptions receivable .........        --            --            --            --           --           (1,755)     (1,755)


Foreign currency

    translation adjustment ..........        --            --            --          --        (6,436)           --          (6,436)


Net loss for the year ended
  June 30, 1999 .....................        --            --            --      (49,719)          --            --        (49,719)
                                        ---------    ---------     ---------    ---------    ---------     ---------     ----------

Balances at June 30, 1999 (forwarded)  19,446,000       19,446       180,864     (52,673)      (6,436)     (188,865)       (47,664)
                                        ---------    ---------     ---------    ---------    ---------     ---------     ----------




     See accompanying notes to consolidated financial statements (unaudited)




                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
     FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO DECEMBER
                         31, 2000 (UNAUDITED) (cont'd)



                                                                               Accumulated
                                                                                 Deficit    Accumulated
                                             Common Stock          Additional  During the      Other          Stock        Total
                                        ----------------------      Paid-in    Development Comprehensive  Subscription  Stockholders
                                          Shares       Amount       Capital       Stage    Income (Loss)   Receivable    Deficiency
                                     -----------   -----------  ----------   -----------      ---------  ----------    ------------
Balances at June 30, 1999
(from previous page) ...............   19,446,000   $   19,446   $  180,864   $  (52,673)      $(6,436)   $ (188,865)   $  (47,664)

Accrued interest on
   subscriptions receivable ........         --           --           --           --            --          (3,742)       (3,742)

Foreign currency
   translation adjustment ..........         --           --           --           --          (4,936)         --          (4,936)

Net loss for the year
   ended June 30, 2000 .............         --           --           --        (35,300)         --            --         (35,300)
                                      -----------   -----------  ----------   -----------      ---------  ----------    ------------
 Balances at June 30, 2000 .........   19,446,000       19,446      180,864      (87,973)      (11,372)     (192,607)      (91,642)

Accrued interest on
   subscriptions receivable ........         --           --           --           --            --          (1,871)       (1,871)

Foreign currency
   translation adjustment ..........         --           --           --           --             256          --             256

Net income (loss) for the six months
    ended December 31, 2000 ........         --           --           --         (8,002)         --            --          (8,002)
                                      -----------   -----------  ----------   -----------      ---------  ----------    ------------
Balances at December 31, 2000 ......   19,446,000     $ 19,446     $180,864     $(95,975)     $(11,116)   $ (194,478)   $ (101,259)
                                      ===========   ===========  ==========   ===========      =========  ==========    ============




     See accompanying notes to consolidated financial statements (unaudited)






                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                 Cumulative
                                                                                                                    from
                                                                                 For the six   For  the six   September 26, 1997
                                                                                months ended   months ended  (date of inception)
                                                                                 December 31,   December 31,   to December 31,
                                                                                    2000            1999         2000
                                                                                   ----------   ----------   ----------
Cash flows from operating activities:
   Net  (loss) .................................................................   $  (8,002)   $  (3,617)   $ (87,973)
   Adjustments to reconcile net (loss) to net cash used for operating activities:
       Foreign currency translation ............................................         256       (5,909)     (11,372)
       Depreciation ............................................................        --          1,739        7,891
       Interest income on subscriptions receivable .............................      (1,871)      (1,261)      (5,497)
(Increase) decrease in:
          Recoverable use tax ..................................................          47         (449)      (4,656)
          Security deposits ....................................................        --           (117)        --
Increase (decrease) in:
       Accounts payable and accrued expenses ...................................      (2,048)     (10,774)      28,500
                                                                                   ----------   ----------   ----------
Net cash used for operating activities .........................................     (11,618)     (20,388)     (73,107)
                                                                                   ----------   ----------   ----------

Cash flows from investing activities:

   Purchase of furniture, fixtures and equipment ...............................         338         (819)     (88,502)
                                                                                   ----------   ----------   ----------
Net cash used for investing activities .........................................         338         (819)     (88,502)
                                                                                   ----------   ----------   ----------

Cash flows from financing activities:
   Proceeds from initial capitalization of
   company and from sale of common
   stock in connection with private placements .................................        --           --          3,200
   Loans from related parties ..................................................      11,277       18,989      158,689
                                                                                   ----------   ----------   ----------
Net cash provided by financing activities ......................................      11,277       18,989      161,889
                                                                                   ----------   ----------   ----------

Net (decrease) increase in cash ................................................          (3)      (2,218)         280


Cash, beginning of period ......................................................         280        3,813         --
                                                                                   ----------   ----------   ----------

Cash, end of period ............................................................   $     277    $   1,595     $    280
                                                                                   ==========   ==========   ==========

Supplemental disclosure of non-cash flow information: Cash paid during the year for:

         Interest ..............................................................   $     --     $      --      $     --
                                                                                   ==========   ==========   ==========
         Income taxes ..........................................................   $     --     $      --      $     --
                                                                                   ==========   ==========   ==========

Schedule of non-cash investing activities:
   Issuance of 8,543,000 shares of common stock
     in exchange for subscription receivables ..................................   $    --      $    --      $ 187,110
                                                                                   ==========   ==========   ==========



     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                       AND
   CUMULATIVE FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 2000
                                   (UNAUDITED)



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

         As of December 31, 2000, the Company and Frefax Canada are considered to be development stage companies.

         The Company is in the process of diversifying its core business from developing communication technology into a real estate development company, which would acquire environmental technologies to be used in numerous applications. Accordingly for the six months ended December 31, 2000, the Company had no operations. In connection with diversifying its core business, on August 30, 2000, the Company entered into memorandum of agreements with four Canadian individuals whereby the Company intends on buying their ownership interest (by issuance of its common stock) in Zaveco Development Corporation, a newly formed Canadian corporation ("Zaveco"). Zaveco is in the process of acquiring land in Quebec, Canada for approximately $4,000,000 with the intent of developing it into approximately 265,000 square feet of retail space.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)



NOTE 2 -          INTERIM RESULTS AND BASIS OF PRESENTATION

                  The unaudited consolidated financial statements as of December 31, 2000 and for the three and six month periods ended December 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and items 303 and 301(B) Regulation S-B.

                  In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2000 and the results of our operations and cash flows for the three and six month periods ended December 31, 2000 and 1999. The results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending June 30, 2001. The balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date.

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

        a)    Rent

         Frefax Canada leased office space under a one-year renewable lease agreement, which expired November 30, 1999. Rent expense amounted to $-0- and $1,755 for the six months ended December 31, 2000 and 1999, respectively and $4,045 cumulative from September 26, 1997 (date of inception) to December 31, 2000. During January 2000, Frefax Canada moved its operations to a space owned by a shareholder of the Company on a month to month basis, at no charge until a permanent location is found.

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

         a)       Loans From Related Parties

         The Companies have been advanced funds from a Canadian corporation, which owns approximately 1.1 % of the outstanding common stock of the Company. The loans are non-interest bearing and are due on demand. As of December 31, 2000, such loans amounted to $147,906. In addition, $12,000 of expenses was paid on behalf of the Companies by its President.

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

         d)       Accrued Expenses - Related Party

         Accrued   expenses  at  December   31,  2000  of  $26,452   consist  of
         professional fees which have been subsequently paid by the Company's President.

NOTE 6  -  SUBSEQUENT EVENT

         On January 28, 2000 the Company entered into a letter of intent and has agreed to provide a $500,000 interim loan to Nanoworld Projects Corporation ("Nano") accruing at 15% interest for a period of three months. On January 31, 2001 a shareholder of the Company forwarded on behalf of the Company $172,000 to Nano related to this loan.

         The agreement provides that Frefax will commit itself to providing Nano with all funds necessary to satisfy existing obligations to Centro Recherche Fiat associated with the collaboration agreement struck with CRF on September 12th, company's research collaboration with this entity, and the cash costs component of Nanos commitment to acquire Euroinks s.r.l.

         In consideration of this funding, Nano would agree to provide Frefax with 85% of all profits accruing to Nano from the exploration of such property which may result from the company's collaboration with CRF, as well as 85% of all income accruing to the company from Euroinks s.r.l, once acquired as subsidiary, and 85% of all profit accruing to Nano from the exploration of any product that may result from its research collaboration with Oomlabs.

         In addition to the 15% reserved for the benefit of Nano, the Company will retain ownership of its technology, and any technology, which may be in development pursuant to its collaborations, and 100% of any profits, which may result, from activities not mentioned above.