Form 10QSB
period 2001-03-31
FREFAX INC
filed 2001-05-22
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
x  QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITES
EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 2001
                                                    --------------

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                     For the transition period from_______________to____________ Commission file number 0-29915
                                             --------

                                   FREFAX INC.
        (Exact name of small business issuer as specified in its charter)

FLORIDA                                                         65-0786722
_______________________________________________________________________________
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                   8680 LE CREUSOT, ST-LEONARD, QUEBEC H1P 2A7

                    (Address of principal executive offices)

                                 (514) 324-8666

                           (Issuer's telephone number)

                   644 DE COURCELLE, MONTREAL, QUEBEC, H4C 3C5

(FORMER  NAME,  FORMER  ADDRESS AND FORMER  FISCAL YEAR,  IF CHANGES  SINCE LAST
REPORT)

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECECING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _ No_

APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,446,000
      ----------

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

SEC 2334 (5-00)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                        PART 1 --- FINANCIAL INFORMATION



ITEM 1. Financial Statements

Attached unaudited financial statements for Frefax, Inc. (FC) and subsidiary for the period ending March 31, 2001 are submitted in compliance with item 310 (b) of regulation SB.

ITEM  2.  Plan of Operation

The Plan of Operation from the corporations' point of view is summarized as follows:

1. FC has not received or generated revenues as of the end of this quarter ending March 31, 2001.

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

8. The company and Nanoworld Projects Corporation no longer plan to go forward with the letter of intent. The Company has not yet received its' reimbursement of $172,000.00 deposit from Nanoworld but is pursuing this matter.

                           PART II - OTHER INFORMATION

Item 1. - 5.  Not Required

Item 6.  Exhibits

Exhibits (3i) and (ii) are incorporated into this filing by reference to Exhibits 2(i) and 2(iii) as filed in part 3 of form 10 S-B as filed with the Securities and Exchange Commissions on March 8th, 2000.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date 05/18/2001                                         Frefax Inc.

---------------------------                 --------------------------
                                                        (Registrant)




Date 05/18/2001                                         Anthony Papa

---------------------------                 --------------------------
                                                        (Chairman)

                           FREFAX, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                       AND

                                 CUMULATIVE FROM

            SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO MARCH 31, 2001

                                   (UNAUDITED)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





                                                                                              Page
                                                                                             number
---------------------------------------------------------------------------------------------------------

Consolidated balance sheet at March 31, 2001 (unaudited)
and June 30, 2000                                                                              F-1

Consolidated statements of operations and comprehensive income (loss)
(unaudited) for the nine months ended March 31, 2001 and 2000 and cumulative from September 26, 1997
(date of inception) to March 31, 2001                                                          F-2

Consolidated statements of operations and comprehensive income (loss)
(unaudited) for the three months ended March 31,
2001 and 2000                                                                                  F-3

Consolidated statement of stockholders' deficiency (unaudited) for the period from September 26, 1997 (date of inception)
to March 31, 2001                                                                           F-4 - F-5

Consolidated statements of cash flows (unaudited) for the nine months ended
March 31, 2001 and 2000 and cumulative from
September 26, 1997 (date of inception) to March 31, 2001                                      F-6

Notes to consolidated financial statements                                                 F-7 - F-10


                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   March 31, 2001
                                                                                     (unaudited)                June 30, 2000
                                                                                ----------------------       -------------------

Current assets:

    Cash $                                                                      -                 $                      280
     Recoverable use tax                                                                      4,382                    4,656
                                                                                -------------------          ---------------
         Total current assets                                                                 4,382                    4,936

Furniture, fixtures and equipment, net                                                       78,611                   80,611
Loan receivable - unsecured                                                                 172,000                        -
                                                                                -------------------          ---------------
         Total assets                                                           $           254,993         $         85,547
                                                                                ===================      ===================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current liabilities:
    Accrued expenses - related party                                            $             4,000                   28,500
    Loans from related party                                                                352,693                  148,689
                                                                                -------------------          ---------------
         Total current liabilities                                                          356,693                  177,189
                                                                                -------------------          ---------------

Commitments and contingencies (Note 4)                                                            -                        -
                                                                                -------------------          ---------------

Stockholders' deficiency:
    Common stock - $.001 par value, 50,000,000 shares authorized,
    19,446,000 shares issued and outstanding                                                 19,446                   19,446
    Additional paid-in capital                                                              180,864                  180,864
    Accumulated deficit during the development stage                                        (97,344)                 (87,973)
Accumulated other comprehensive income (loss)                                                (9,252)                 (11,372)
    Stock subscriptions receivable                                                         (195,414)                (192,607)
                                                                                ------------------------     ----------------
       Total stockholders' deficiency                                                      (101,700)                 (91,642)
                                                                                ------------------------     ----------------

Total liabilities and stockholders' deficiency                                  $           254,993         $         85,547
                                                                                =======================      ================






     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                              Cumulative
                                                                                                 from
                                                     For the nine       For the nine       September 26, 1997
                                                     months ended       months ended      (date of inception)
                                                     March 31, 2001     March 31,2000       to March 31, 2001
                                                    --------------      ------------      -------------------

Income .........................................  $        --         $           --       $               --
    Selling, general and administrative expenses         12,178           8,052                   95,775
    Research and development ...................           --             4,422                   17,864
                                                  ----------------    ---------------      -------------------

Total expenses .................................         12,178          12,474                  113,639
                                                  ----------------    ---------------      -------------------

Loss before other income
(expense) and provision for income taxes .......        (12,178)        (12,474)                (113,639)
                                                  ----------------    ---------------      -------------------
Other income (expense):
   Gain on foreign currency transactions .......                          4,833                    8,638
   Interest income .............................          2,807           2,199                    8,387
   Interest expense ............................           --             (218)                     (464)
                                                  ----------------    ---------------      -------------------
   Total other income (expense) ................          2,807           6,814                   16,561
                                                  ----------------    ---------------      -------------------

Loss before provision for income taxes .........         (9,371)         (5,660)                 (97,078)

Provision for income taxes .....................          --              --                    --
                                                  ----------------    ---------------      -------------------

Net loss .......................................         (9,371)         (5,660)                 (97,078)

Other items of comprehensive income (loss) .....          2,120          (5,436)                  (9,252)


Comprehensive net loss .........................    $    (7,251)     $   (11,096)           $   (106,330)
                                                   ============     ============             ============
Basic:
    Net loss ...................................   $        NIL     $        NIL            $       (.01)
                                                   ============     ============             ============

Weighted average number of
 common shares outstanding .....................     19,446,000      19,446,000                14,038,527
                                                    ============    ============             ============




     See accompanying notes to consolidated financial statements (unaudited)
                                     F - 2

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                 For the three    For the three
                                                 months ended     months ended
                                                 March 31, 2001   March 31, 2000
                                                  -------------   --------------
Income                                             $        --   $           --
                                                   ------------   --------------
Expenses:
    Selling, general and administrative expenses          2,305           2,979
    Research and development ...................           --              --
                                                   ------------    ------------

Total expenses .................................          2,035           2,979
                                                   ------------    ------------
Loss before other income
(expense) and provision for income taxes .......         (2,305)         (2,979)
                                                   ------------    ------------

Other income (expense):
   Gain on foreign currency transactions .......            --               --
   Interest income .............................            936             936
   Interest expense ............................            --               --
                                                   ------------    ------------
   Total other income (expense) ................            936             936
                                                   ------------    ------------
Loss before provision for income taxes .........         (1,369)         (2,043)

Provision for income taxes .....................           --              --
                                                   ------------    ------------

Net loss .......................................         (1,369)         (2,043)

Other items of comprehensive income ............          1,864             473
                                                   ------------    ------------

Comprehensive net income (loss) ................   $        495    $     (1,570)
                                                   ============    ============
Basic:
    Net loss ...................................  $       NIL               NIL
                                                   ------------    ------------
Weighted average number of
 common shares outstanding .....................     19,446,000      19,446,000
                                                   ============    ============






     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
 FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO MARCH 31, 2001
                                  (UNAUDITED)



                                                                             Accumulated   Accumulated
                                             Common Stock       Additional   Deficit       Other
                                            ------------        Paid-in      During the    Comprehensive Stock          Total
                                        Shares       Amount     Capital      Development   Income       Subscriptions  Stockholders'
                                                                             Stage         (Loss)        Receivable     Deficiency
                                      ----------    --------   ---------   -------------- ---------      ------------  -------------


Issuance of common stock upon
capitalization of company ...........    500,000    $     500   $  2,000      --            --           $  --           $ 2,500

Issuance of common stock in
connection with limited offerings ...    403,000          403        297      --            --              --               700

Net loss from date of inception
(September 26, 1997) to June 30, 1998       --             --         --   (2,954)          --              --           (2,954)

Balances at June 30, 1998 ...........    903,000          903      2,297   (2,954)          --              --               246
Issuance of common stock in
  connection with acquisition
  of subsidiary ..................... 10,000,000       10,000       --        --            --              --            10,000

Issuance of common
stock in connection with
limited offering
(November 1998) .....................  6,001,000        6,001     54,009      --            --             (60,010)          --

Issuance of common
stock in connection with
limited offering
(February 1999) .....................  2,542,000        2,542    124,558      --            --             (127,100)         --

Accrued interest on
   subscriptions receivable .........       --           --         --        --            --               (1,755)     (1,755)
Foreign currency
    translation adjustment ..........       --           --         --        --          (6,436)             --         (6,436)
Net loss for the year ended
  June 30, 1999 .....................       --           --         --      (49,719)          --              --        (49,719)
Balances at June 30, 1999 (forwarded) 19,446,000       19,446    180,864    (52,673)      (6,436)          (188,865)    (47,664)
                                      ------------   ---------- ---------   -------       -------          --------     --------


     See accompanying notes to consolidated financial statements (unaudited)
                                      F-4

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
          FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO
                      MARCH 31, 2001 (UNAUDITED) (cont'd)



                                                                          Accumulated   Accumulated
                                          Common Stock       Additional   Deficit       Other
                                          ------------       Paid-in      During the    Comprehensive   Stock             Total
                                     Shares       Amount     Capital      Development   Income        Subscriptions   Stockholders'
                                                                          Stage         (Loss)        Receivable        Deficiency
                                   ----------    --------   ---------   -------------- ---------     ------------     -------------

Balances at June 30, 1999
(from previous page) ........     19,446,000    $  19,446    $ 180,864  $    (52,673)   $   (6,436)      $(188,865)     $ (47,664)

Accrued interest on
   subscriptions receivable .           --           --          --            --            --             (3,742)       (3,742)
Foreign currency
   translation adjustment ...           --           --          --            --           (4,936)           --          (4,936)
Net loss for the year
   ended June 30, 2000 ......           --           --          --         (35,300)                                     (35,300)
                                      -------    -----------   ----------   ------------   -------         --------       -------
 Balances at June 30, 2000 ..     19,446,000       19,446      180,864      (87,973)       (11,372)       (192,607)      (91,642)
Accrued interest on
   subscriptions receivable .           --           --          --            --              --           (2,807)       (2,807)
Foreign currency
   translation adjustment ...           --           --          --            --            2,120           --            2,120
Net loss for the nine months
    ended March 31, 2001 ....           --           --          --          (9,371)           --            --           (9,371)
                                   ----------   ---------    ------------   -----------   -----------   -----------    -------------

Balances at March 31, 2001 ..     19,446,000    $  19,446  $    180,864    $(97,344)      $ (9,252)       (195,414)    $(101,700)
                                  =========     =========   ============   ===========    ============   =========      =========





     See accompanying notes to consolidated financial statements (unaudited)

                                                 FREFAX, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)


                                                                                                                Cumulative from
                                                                               For the nine    For  the nine    September 26, 1997
                                                                               months ended    months ended     (date of inception)
                                                                               March 31, 2001  March  31, 2000  to March 31, 2001
                                                                                 ---------     ---------------   ------------------


Cash flows from operating activities:
   Net loss ................................................................... $   (9,371)     $    (5,660)       $ (97,344)
   Adjustments to reconcile net (loss) to net cash used for operating activities:
       Foreign currency translation ...........................................      2,120           (5,436)          (9,252)
       Depreciation ...........................................................      --               3,972            7,891
       Interest income on subscriptions receivable ............................     (2,807)          (2,199)          (8,304)
(Increase) decrease in:
          Recoverable use tax .................................................        274             (431)          (4,382)
          Security deposits ...................................................      --                (115)             --
          Loans receivable - unsecured .........................................  (172,000)              --         (172,000)
Increase (decrease) in:
          Accounts payable - related party .....................................   (24,500)         (10,774)           4,000
                                                                                 ---------         ---------       ----------
Net cash used for operating activities ........................................   (206,284)         (20,643)        (279,391)

Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment ..............................      2,000             (676)         (86,502)
                                                                                  ---------         ---------      ----------
Net cash used for investing activities ........................................      2,000             (676)         (86,502)
                                                                                  ---------          ---------     ----------

Cash flows from financing activities:
   Proceeds from initial capitalization of
   company and from sale of common
   stock in connection with private placements ................................      --                   --          3,200
   Loans from related party ...................................................    204,004           18,786         362,693
                                                                                  ---------          ---------    ----------
Net cash provided by financing activities .....................................    204,004           18,786         365,893
                                                                                   ---------         ---------    ---------

Net (decrease) increase in cash ...............................................       (280)          (2,533)        --

Cash, beginning of period .....................................................        280            3,813
                                                                                  ---------         ---------    ----------

Cash, end of period ...........................................................   $                 $ 1,280      $  --
                                                                                  =========         =========    ==========

Supplemental disclosure of non-cash flow information: Cash paid during the year for:
         Interest .............................................................   $  --             $    --      $  --
                                                                                  =========          =========   ==========
         Income taxes .........................................................   $  --             $    --      $  --
                                                                                  =========         =========    ==========

Schedule of non-cash investing activities:
   Issuance of 8,543,000 shares of common stock
     in exchange for subscription receivables .................................   $  --             $    --      $ 187,110
                                                                                  =========         =========    ==========



     See accompanying notes to consolidated financial statements (unaudited)

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                       AND
    CUMULATIVE FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)



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

         As of March 31, 2001, the Company and Frefax Canada are considered to be development stage companies.

         The Company is in the process of diversifying its core business from developing communication technology into a real estate development company, which would acquire environmental technologies to be used in numerous applications. Accordingly for the nine months ended March 31, 2001, the Company had no operations. In connection with diversifying its core business, on August 30, 2000, the Company entered into memorandum of agreements with four Canadian individuals whereby the Company intends on buying their ownership interest (by issuance of its common stock) in Zaveco Development Corporation, a newly formed Canadian corporation ("Zaveco"). Zaveco is in the process of acquiring land in Quebec, Canada for approximately $4,000,000 with the intent of developing it into approximately 265,000 square feet of retail space.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)



 NOTE 2       -       INTERIM RESULTS AND BASIS OF PRESENTATION

              The unaudited consolidated financial statements as of March 31, 2001 and for the three and nine month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and items 303 and 301(B) Regulation S-B.

              In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of our operations and cash flows for the three and nine month periods ended March 31, 2001 and 2000. The results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending June 30, 2001. The balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date.

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

NOTE 3 -      LOAN RECEIVABLE - UNSECURED

              On January 28, 2001 the Company entered into a letter of intent and had agreed to provide a $500,000 interim loan to Nanoworld Projects Corporation ("Nano") accruing at 15% interest for a period of three months. On January 31, 2001 the Chairman of the Company forwarded on behalf of the Company $172,000 to Nano related to this loan.

              The Company and Nano no longer plan to go forward with the letter of intent. The Company has not yet received its $172,000 deposit back from Nano but is pursuing this matter.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)



NOTE 4 - STOCKHOLDERS' DEFICIENCY

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

        a)    Rent

         Frefax Canada leased office space under a one-year renewable lease agreement, which expired November 30, 1999. Rent expense amounted to $-0- and $1,771 for the nine months ended March 31, 2001 and 2000, respectively, and $4,045 cumulative from September 26, 1997 (date of inception) to March 31, 2001. During January 2000, Frefax Canada moved its operations to a space owned by a shareholder of the Company on a month to month basis, at no charge until a permanent location is found.

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

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)



NOTE 6 -  RELATED PARTY TRANSACTIONS

          a)   Loans From Related Parties

         The Companies have been advanced funds from a Canadian corporation, which owns approximately 1.1 % of the outstanding common stock of the Company. The loans are non-interest bearing and are due on demand. As of March 31, 2001, such loans amounted to approximately $144,000. In addition, approximately $36,000 of expenses was paid on behalf of the Companies by its Chairman. Finally, $172,000 was loaned to the Company by its Chairman related to the deal with Nano.

          b)   Rent Expense

         During January 2000, Frefax Canada moved its equipment to a space owned by one of the Company's shareholders on a month-to-month basis, at no charge until a permanent location is found. The Company itself does not require any significant office space and, accordingly, it utilizes the mailing address of its outside counsel on a month to month basis at no charge.

         c)   Equipment Purchases

         Frefax Canada purchased equipment and services amounting to approximately $86,000 from a corporation, which is a 10.3% shareholder of the Company. In addition, the President of such corporation beneficially owns an additional 20.6% of the Company.

         d)  Accrued Expenses - Related Party

         Accrued expenses at March 31, 2001 of $4,000 consist of professional fees which have been subsequently paid by the Company's Chairman.