Form 10KSB
period 2001-06-30
FREFAX INC
filed 2001-12-26
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended: June 30, 2001


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________________ to _____________
                       Commission file number ________________________________

                                   Frefax inc.
                 (Name of small business issuer in its charter)


              FLORIDA                                     65-0786722
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


  1255 Peel Street, Montreal, Quebec, CANADA                H3B 2T9
   (Address of principal executive offices)               (Zip Code)


                    Issuer's telephone number (514) 398-0515


         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK $0.001 PAR VALUE

Check whether the issuer:

         (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
         (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Market Value on November 30, 2001, $ 2,050,854.45. 13,672,363 shares held by non-affiliates at $0.15 close price on 11/30/01.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,495,091 shares, as of June 30th, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

1.       Form 10-Q for period ended September 30, 2000
2.       Form 10-K for year ended June 30, 2000
3. Form 8-K filed November 20, 2001 - Merger with China Xin Network Inc. & Change of Control
4.       Form 8-K filed December 21, 2001 - Termination of Auditors
5.       Form 8-K filed December 21, 2001 - Appointment of New Auditors

Transitional Small Business Disclosure Format (Check one): Yes   ; No X

                                Table of Contents

PART I.........................................................................3


   ITEM 1. DESCRIPTION OF BUSINESS.............................................3

   ITEM 2. DESCRIPTION OF PROPERTY.............................................5

   ITEM 3. LEGAL PROCEEDINGS...................................................5

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................6


PART II........................................................................6


   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............6

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........7

   ITEM 7. FINANCIAL STATEMENTS................................................8

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE............................................9


PART III.......................................................................9


   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...................9

   ITEM 10. EXECUTIVE COMPENSATION............................................10

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....10

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................11

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................12


SIGNATURES....................................................................12

                                     PART I


Item 1. Description of Business.

Frefax, Inc. (Frefax) was incorporated on September 26, 1997 under the laws of the State of Florida under the name of Central Group, Inc.

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

On July 30, 1998 the Frefax entered into a Stock Purchase Agreement with three individuals who owned all of the stock of Frefax, Inc.,a Canadian Corporation. See 10-K June 30, 2000, Exhibit 3, Page E-26. This Agreement provided as follows:

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

On October 5, 2001 the symbol of Frefax was changed to FFAXE for failure to comply with rule 6530. On November 6, 2001 FFAXE was de-listed and now trades under the symbol FFAX on the other:OTC, also known as the pinksheets.

The Company acts solely as a holding company. Other than the acquisition of the stock of Frefax, Inc. (Canada) as a wholly owned subsidiary, the Company has had no separate business activities since its formation to the current date. The Company is in good standing in the State of Florida.

In the month of May 2001, the subsidiary Frefax (Canada) Inc. was disposed of by selling the corporation to V.T. Franzke for the settlement of debts amounting to US$147,000.

Subsequent to the year-end, Frefax signed an agreement to acquire Techno-Select Inc. on August 23, 2001. Techno-Select Inc. developed and manufactured Carbon-separators for the treating of wastewater. The agreement was cancelled on October 29, 2001. And, On November 8, 2001 Frefax, acquired all the outstanding shares of China Xin Network Inc., a provider of financial, business and economic news on the People's Republic of China.

(b) BUSINESS OF ISSUER

Frefax Inc. was founded for the purpose of investigating the market for, and technologies involved in, long distance faxing, with the ultimate goal of creating a worldwide network, capable of providing unlimited use, flat rate, fax calling service.

As of the 10-Q filling of September 2000, Frefax has been attempting to diversify from its core business from developing communication technology to a real-estate development company, which would also acquire and develop environmental technologies to be used in numerous applications, such as soil decontamination and ground water decontamination.

On August 25, 2000, Frefax announced the acquisition of Zaveco Development Corporation, based on due diligence of Zaveco by Frefax. Management at that time did not pursue the transaction, which expired December 2000.

On September 19th, 2000 Frefax pursued an agreement with Uyama Enzyme Treatment of Grandy Enviro Service of Japan. The agreement was not pursued by management and expired in December 2000.

On January 31, 2001 Frefax negotiated a deal with Nanoworld Projects Corporation and paid an advance of $172,000.The deal was terminated in April 4, 2001.

On August 23, 2001 Frefax signed a deal to acquire Techno-Select Inc. for 3,000,000 shares of Frefax. Techno-Select developed and manufactured hydro-carbon separators, which are capable of treating wastewater.

Subsequent to the year-end closing of June 30th 2001, Frefax management on October 29, 2001 cancelled the Techno-Select deal. On November 8, 2001 Frefax signed a merger with CXN.

CXN was incorporated on October 19th, 2000, to acquire the exclusive commercialization rights to the most reliable and timely financial, economic and business financial information on China, published by the China Economic Information Network (CEINet).

CXN is a privately held company with its shares owned 65% by Mr. Jean-Francois Amyot and Mr. Raymond Boisvert, through their holding company 3884368 Canada Inc. and 35% by the China Economic Information Network (CEINet), a subsidiary of the Chinese State Information Center (SIC) which reports to the State Development Planning Commission.

CEINet was created by the SIC as a professional information service network, responsible for producing and publishing economic information on China. CEINet has a local information network in over 150 cities and regions all across China, forming a financial information network that covers the entire country.

The SIC is a government sponsored institution under the direct management of the State Development Planning Commission (SDPC). The SDPC reports directly to the State Council, which is China's cabinet, the highest body, of state administration.

CEINet currently publishes over 2000 financial news articles and features a week. This allows CXN to provide its subscribers with over 200 new articles daily. The articles and reports that are published by CXN are sourced primarily from CEINet. CEINet is the Chinese Government's primary source of financial, economic and business news, used in the planning and economic development of China.

CXN will edit, normalize and properly classify all this data using industry standard NewsML tags. This process allows CXN to display, hide or arrange certain areas of the same content in different ways. This allows the content to be automatically prepared for multi-channel publishing. The main products to be offered by CXN include, Real-time Financial News, Corporate Profiles, Financial Television, Market Research and Monthly Industry Reviews.

CXN presently operates from its head office in Montreal and has a staff of 28 editors, translators and support staff in its Beijing editorial office.



Item 2. Description of Property.
At the time of the year end, June 30th, 2001, the Company owns no real property and has no leasehold interests.

Subsequent to the merger with China Xin Network Inc., Frefax holds a lease in Montreal for its administrative and sales support, at a cost of $2,465 per month to June 30,2002 and a lease in Beijing, for its publishing and sales support, at $6,261 month to August 2003.



Item 3. Legal Proceedings.
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
During the fourth quarter of the fiscal year covered by this report, there was not matter brought to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) MARKET INFORMATION

The issuer's common equity traded on the NASD OTC Bulletin Board under the symbol FFAX & FFAXE. The company has been removed from the OTC BB on November 6, 2001 fro not complying to rule 6250. And is currently trading under the symbol FFAX on the other:OTC also known as the pinksheets.

TRADING SUMMARY:

QUARTER ENDING                            HIGH BID          LOW BID
12/30/98                                    3.000             .625
03/30/99                                    1.450             .650
06/30/99                                    1.250             .310
09/30/99                                     .370             .210
12/30/99                                     .070             .050
03/30/00                                     .850             .700
06/30/00                                     .650             .500
as published in previous 10-K

09/29/00                                    1.600             .450
12/29/00                                    1.0625            .250
03/30/01                                     .380             .075
06/29/01                                     .130             .070
as provided by Pink Sheets,LLC

(b)      HOLDERS
The approximate number of holders of record of each class of stock is as follows:

        CLASS OF STOCK                 NUMBER OF HOLDERS
        --------------                 -----------------
        COMMON SHARES                           94

(c)      DIVIDENDS

The Company has never declared or paid dividends on its common stock or its preferred stock. There are no restrictions, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends. The Board of Directors does not anticipate paying any dividends in the foreseeable future; it intends to retain the earnings, which could be distributed, if any, for the operations, expansion and development of its business.


(d)      ISSUANCE OF STOCK IN LIEU OF CASH FOR SERVICES RENDERED

On June 15th 2001the following shares have been issued to settle outstanding invoices:

PERSON/COMPANY      SERVICES             AMOUNT OF INVOICE     # SHARES
--------------     ----------            -----------------     ---------
Anthony Papa       Remuneration               $ 80,000         1,622,728
                   As Director &
                   Officer

Colonial Asset     Promotional                $ 16,000           336,363
                   Matter

Leo Rizzuto        Consulting Services       $   4,500            90,000

All shares issued are restricted under rule 144.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Frefax Inc. is a development stage company focusing on the development of real estate and novel environmental technologies. The company has not recorded any revenues and has been supported by related party loans.

As of June 30th 2001, there were no commitments that will result in Frefax requiring significant liquidity. The Chairman, Anthony Papa, has covered current operating expenses.

The chairman of Frefax did make an advance of $172,000 to Nanoworld. The deal was terminated in April 2001 and the collection of the advance is the liability of the chairman himself and not that of Frefax.

Frefax is not engaged in any commitments that require capital. As of June 30, 2001 Frefax has been unsuccessful in concluding any favourable business ventures in the real-estate environmental applications fields. Current expenses will have to be covered by management until and active business is acquired and sufficient capital is raised.

Subsequent to the year end Frefax acquired China Xin Network Inc. (CXN). CXN was incorporated on October 19th, 2000, to acquire the exclusive commercialization rights to the most reliable and timely financial, economic and business financial information on China, published by the China Economic Information Network (CEINet).

Frefax plans to raise equity to fund its subsidiary. Capital required will be used to ramp up the operations CXN in Canada the US and the People's Republic of China. The total capital needs of the subsidiary are under review and additional capital will be raised by way of debt offering, private placements or secondary offering on the market.


Item 7. Financial Statements.
The audited financial statements for Frefax, Inc. for the fiscal year ending June 30, 2000 are submitted in compliance with the requirements of Item 310 (a) of Regulations S-B and are located at the end of this form 10-K.

                                  FREFAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                      (DATE OF INCEPTION) TO JUNE 30, 2001

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page number
Independent auditors' report                                                 F-1

Balance sheet at June 30, 2001                                               F-2

Statements of operations and comprehensive income (loss) for the years ended June 30, 2001 and 2000 and cumulative period from
September 26, 1997 (date of inception) to June 30, 2001                      F-3

Statement of stockholders' deficiency for the period from
September 26, 1997 (date of inception) to June 30, 2001                F-4 - F-5

Statement of cash flows for the years ended June 30, 2001 and 2000 and cumulative period from September 26, 1997 (date of inception to
June 30, 2001.                                                               F-6

Notes to financial statements                                         F-7 - F-12

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 30th 2001, the new management of Frefax engaged the services of Montreal based auditors, Fine and Associates.

On December 17, 2001, Frefax 's new management terminate its relationship with Massella Rubenstein LLP and transferred all auditing responsibilities to its own auditors, Fine and Associates. Two separate 8-Ks were filed to reflect the termination and the appointment of new auditors, on December 21, 2001.

There were no disagreements with its previous auditors, Massella Rubenstien, LLP.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS


Name, Municipality of Residence            Age            Length of Service
-------------------------------            ---            -----------------
Anthony  Papa                              52         Chairman of the Board and
Montreal, Quebec                                         Appointed President
                                                             May 15, 2000

Michael Strizzi                            45               Appointed CEO
Montreal, Quebec                                            Nov. 29, 2000

Subsequent to the year-end covered in this report, Mr. Michael Strizzi resigned as an officer and board member on October 29, 2001 and Mr. Anthony Papa resigned as officer and director on November 14, 2001.

These individuals were appointed to the board of directors on September 19, 2000, Mr. Zave Aberman, Mr. Peter Varadi, Mr. Anthony R. Gallo, Mr. Howard Labell and Mr. Michael Strizzi.

On August 23, 2001 Frefax announced that Mssrs. Howard Labell, Peter Varadi, Zave Aberman and Anthony Gallo resigned from the Board.

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




Item 10. Executive Compensation.
The only compensation to officers and directors paid out in fiscal year ending 2001, was $80,000 remuneration to Anthony Papa, for his services as director and Officer. His fees were paid out in common shares, restricted under rule 144.

PERSON/COMPANY    SERVICES           AMOUNT OF INVOICE       # SHARES
--------------    --------           -----------------       --------
Anthony Papa      Remuneration            $ 80,000           1,622,728
                  As Director &
                  Officer

There is currently no director or employee options plan in the corporation.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to Frefax Inc., as the issuer, to be the beneficial owner of more than five percent of any class of the said issuer's voting securities:

              Name and Address            Amount and Nature     Percent Title of
Class         of Beneficial Owner        of Beneficial Owner         of Class
-----         -------------------        -------------------    ----------------
Common        Joseph Papa                      4,000,000              18.60%
              68 Chemin Stratford
              Hamstead Quebec H3X 3C9
              Canada


Common        Ralph Papa                       2,000,000                9.30%
              68 Chemin Stratford
              Hamstead Quebec H3X 3C9
              Canada

Common        Anthony Papa                     1,822,728                8.48%
              c/o 6834 St-Laurent Blvd.
              Montreal, Quebec H2S 3C7
              Canada

TOTAL                                          7,822,728               36.39%


(b) SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all directors, and of the directors of the issuer, as a group.

Common        Anthony Papa                     1,822,728                8.48%
              Director & Chairman

Common        Michael Strizzi                   nil
              Director & CEO



Item 12. Certain Relationships and Related Transactions.
The Companies have been advanced funds from a Canadian corporation, which owns approximately 1.1 % of the outstanding common stock of the Company. The loans are non-interest bearing and are due on demand. As of March 31, 2001, such loans amounted to approximately $144,000. In addition, approximately $36,000 of expenses was paid on behalf of the Companies by its Chairman. Finally, $172,000 was loaned to the Company by its Chairman related to the deal with Nanoworld.

As of May 2001, all loans to Canadian corporations were settled. Mr. V.T. purchased the Frefax Canada for settlement of outstanding loans totaling $147,000, and FFAX book a gain of $68,389 on disposal of its division. The loans left on the books are to the Chairman.

The Chairman has paid company expenses amounting to $37,223. The loan of $172,000 to FFAX to cover the monies advance on the Nanoworld deal, have not been reimbursed by Nanoworld, but the Chairman has reversed that loan and will be responsible in collecting that some himself.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits
--------
3.a Articles of Incorporation of the Company (1)
3.b Amendments to the Articles of Incorporation (1)
3.c By-Laws of the Company (1)
16. Letter From Massella Rubenstein on Termination of Relationship (2)

Previously filed as an Exhibit to Form 10-SB12G, General form for registration of Securities filed on March 10, 2000 Previously filed on Form 8-K dated December 21, 2001

Forms 8-K
There were no 8-K filed during the fourth quarter ending June 30, 2001. Following subsequent events dated November 8 merger between Frefax and China Xin Network, Form 8-K was filled on November 28, 2001 reflecting change of control following merger with China Xin Network.

On December 17, 2001 the new management engaged new accountants for China Xin Network and Frefax. On December 21, 2001, two separate Form 8-Ks were filled reflecting changes to auditors.




                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Frefax Inc.
(Registrant)

/s/ Jean-Francois Amyot
---------------------------
By: Jean-Francois Amyot
    CEO & Chairman


Date December 26, 2001

                                  FREFAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                      (DATE OF INCEPTION) TO JUNE 30, 2001

                                  FREFAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS




                                                                           Page number
Independent auditors' report                                                  F-1

Balance sheet at June 30, 2001                                                F-2

Statements of operations and comprehensive income (loss) for the years ended  F-3
June 30, 2001 and 2000 and cumulative period from September 26,
1997 (date of inception) to June 30, 2001

Statement of stockholders' deficiency for the period from September 26, 1997  F-4 - F-5
(date of inception) to June 30, 2001

Statement of cash flows for the years ended June 30, 2001 and 2000 and        F-6
cumulative period from September 26, 1997 (date of
inception to June 30, 2001.

Notes to financial statements                                                 F-7 - F-12


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Frefax, Inc.



We have audited the accompanying balance sheet of Frefax, Inc. (a development stage company) (the "Company") as of June 30, 2001 and the related statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for the years ended June 30, 2001 and 2000 and cumulative period from September 26, 1997 (date of inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amouts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable bases for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and the results of its operations and cash flows for the years ended June 30, 2001 and 2000 and cumulative period from September 26, 1997 (date of inception) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Fine and Associates
Montreal, Quebec Canada
December 18, 2001

                                  FREFAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2001


                                     ASSETS
                                     ------
Current assets:                                                                     $         NIL
                                                                                    =============

                                   LIABILITIES
                                   -----------
Current liabilities:
     Accrued expenses - Related party                                               $       9,000
                                                                                    -------------
     Loans from related parties                                                            37,223
                                                                                    -------------
              Total current liabilities                                                    46,223
                                                                                    -------------

Commitments and contingencies (Note 6)                                                    --
                                                                                    -------------

                            SHAREHOLDERS' DEFICIENCY
                            ------------------------
Stockholders' deficiency:
     Common stock - $.001 per value, 50,000,000 shares
     Authorized, 21,495,091 shares issued and outstanding                                  21,495
     Additional paid-in capital                                                           279,315
Accumulated deficit during the development stage                                         (139,877)
Accumulated other comprehensive income (loss)                                             (10,807)
Stock subscriptions receivable                                                           (196,349)
                                                                                    -------------
     Total stockholders' deficiency                                                       (46,223)
                                                                                    -------------

Total liabilities and stockholders' deficiency                                      $         NIL
                                                                                    =============



           See accompanying notes to consolidated financial statements

                                  FREFAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF OPERATIONS AND COMPRHEHENSIVE INCOME (LOSS)


Expenses:
    Selling, general and administrative expenses                        124,035                39,458                207,900
    Research and development                                                  -                 4,457                 17,864
                                                            --------------------   -------------------  ---------------------

Total expense                                                           124,035                43,915                225,764
                                                            --------------------   -------------------  ---------------------

Loss before other income (expense)
 and provision for income taxes                                        (124,035)              (43,915)              (225,764)

Other income (expense)
   Gain on disposal of division                                          68,389                     -                 68,389
   Gain on foreign currency transactions                                      -                 4,871                  8,640
   Interest income                                                        3,742                 3,744                  9,322
   Interest expense                                                           -                     -                   (464)
                                                            --------------------   -------------------  ---------------------
   Total other income                                                    72,131                 8,615                 85,887
                                                            --------------------   -------------------  ---------------------
Loss before provision for income taxes                                  (51,904)              (35,300)              (139,877)
                                                            --------------------   -------------------  ---------------------

Provision for income taxes                                                    -                     -                      -
                                                            --------------------   -------------------  ---------------------

Net (loss)                                                              (51,904)              (35,300)              (139,877)
                                                            ====================   ===================  =====================
Other items of comprehensive income (loss)                                  565                (4,936)               (10,807)
                                                            --------------------   -------------------  ---------------------
Comprehensive net (loss)                                                (51,339)              (40,236)              (150,684)
                                                            ====================   ===================  =====================
Basic:
    Net (loss)                                                               (0)                  NIL                     (0)
                                                            ====================   ===================  =====================
Weighted average number of common shares outstanding                 19,457,228            19,446,000             14,399,646
                                                            ====================   ===================  =====================

           See accompanying notes to consolidated financial statements

                   FREFAX, INC. (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
   FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO JUNE 30, 2001

                                                                         Accumulated       Accumulated
                                                             Additional  Deficit           Other         Stock         Total
                                          Common Stock       Paid-in     During the        comprehensive Subscriptions Stockholders'
                                         Shares     Amount   Capital     Development Stage Income (Loss) Receivable    Deficiency
                                      -----------  --------- ----------- ----------------  ---------    -------------  ----------
Issuance of common stock upon
capitalization of company                500,000     500       2,000        -                 -           -             2,500

Issuance of common stock in
  connection with limited offerings      403,000     403         297        -                 -           -               700
Net loss from date of inception
  (September 26, 1997) to
   June 30, 1998                            -          -          -        (2,954)            -           -            (2,954)
                                      ----------- ------- -----------   ---------------- ---------   ------------    ---------
                                      ----------- ------- -----------   ---------------- ---------   ------------    ---------

Balances at June 30, 1998                903,000     903       2,297       (2,954)                       -                246

Issuance of common
   stock in connection with
acquisition of subsidiary             10,000,000  10,000         -          -                -           -             10,000

Issuance of common
   stock in connection with
   limited offering (November 1998)    6,001,000   6,001      54,009        -             (60,010)       -             -

Issuance of common
   stock in connection with
   limited offering (february 1999)    2,542,000   2,542     124,558        -            -              (127,100)      -

Accrued interest on
  subscriptions receivable                -          -          -           -            -                (1,755)     (1,755)

Foreign Currency
   translation adjustment                 -          -          -           -              (6,436)       -            (6,436)

Net loss for the year ended
   June 30, 1999                          -          -          -         (49,719)         -               -         (49,719)
                                      ----------- ------- -----------   ---------------- ---------   ------------   ---------

Balances at June 30, 1999
(Forwarded)                           19,446,000  19,446     180,864      (52,673)         (6,436)      (188,865)    (47,664)


           See accompanying notes to consolidated financial statements

                   FREFAX, INC. (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
   FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION) TO JUNE 30, 2001

                                                                     Accumulated         Accumulated
                                                        Additional   Deficit             Other          Stock         Total
                                    Common Stock        Paid-in      During the          comprehensive  Subscriptions Stockholders'
                                  Shares    Amount      Capital      Development Stage   Income (Loss)  Receivable    Deficiency
                              ------------  ---------- ------------- -----------------   -------------   -----------  ------------
Balances at June 30, 1999
(from previous 19,446,000      19,446,000    180,864    (52,673)       (6,436)               (188,865)     (47,664)

Accrued interest on
   subscriptins receivable            -        -          -                -                     -          (3,742)       (3,742)

Foreign currency
   translation adjustment             -        -          -                -                   (4,936)         -          (4,936)

Net loss for the year ended
   June 30, 2000                      -        -          -           (35,300)                   -             -         (35,300)
                              ------------  ---------- ------------- -----------------   -------------   -----------  ------------

Balances at June 30, 2000      19,446,000     19,446    180,864       (87,973)                (11,372)    (192,607)      (91,642)

Issuance of common stock
for services rendered           2,049,091      2,049     98,451        -                         -              -        100,500

Accrued interest on
   subscriptions receivable           -        -          -            -                         -          (3,742)       (3,742)

Foreign currency
   translation adjustment             -        -          -            -                          565          -             565

Net loss for the year ended
   June 30, 2001                      -        -          -           (51,904)                   -             -         (51,904)
                              ------------  ---------- ------------- -----------------   -------------   -----------  ------------

Balances at June 30, 2001      21,495,091     21,495    279,315      (139,877)               (10,807)      (196,349)     (46,223)
                              ============  ========== ============= =================   =============   ===========  ============

           See accompanying notes to consolidated financial statements

                                  FREFAX, INC.
                         (A DEVELOPMENT STATE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                      (Note 10)
                                                           For the year         (Note 10)             Cumulative period from
                                                        ended June 30, 2001   For the year ended      September 26,1997
                                                              2001              June 30, 2000         (date of inception) to
                                                              ----             --------------         June 30, 2001
                                                                                                      -------------
Cash flows from operating activities:
   Net (loss)                                             (51,904)              (35,300)                 (139,877)
   Adjustments to reconcile net (loss) to net
      cash used for operating activities:
         Common stock issued for services rendered        100,500                    -                    100,500
         Foreign currency translation                         565                (4,936)                  (10,807)
         Depreciation                                           -                 5,303                     4,408
         Gain on disposal of division                     (68,389)                                        (68,389)
         Interest income on subscriptions receivable       (3,742)               (3,742)                   (9,239)
(Increase) decrease in:
         Recoverable use tax                                4,656                  (412)                        -
         Security deposits                                  2,004                  3,483                    5,487
Increase (decrease) in:
         Accrued expenses - related party                 (19,500)               14,189                     9,000
                                                       -----------     -----------------        -----------------
Net cash used for operating activities                    (35,810)              (21,415)                 (108,917)
                                                       -----------     -----------------        -----------------

Cash flows from investing activities:
        Purchase of furniture, fixtures and equipment           -                  (533)                  (88,502)
                                                       -----------     -----------------        -----------------
Net cash used for investing activities                          -                  (533)                  (88,502)
                                                       -----------     -----------------        -----------------

Cash flows from financing  activities:
        Proceeds from initial capitalization of company
          and from sale of common stock in connection
          with private placements,                              -                  -                        3,200
        Loans from related parties                         35,530                18,415                   194,219
                                                       -----------     -----------------        -----------------
Net cash provided by financing activities                  35,530                18,415                   197,419
                                                       -----------     -----------------        -----------------

Net increase (decrease) in cash                              (280)               (3,533)                        -

Cash, beginning of period                                     280                 3,813                         -
                                                       -----------     -----------------        -----------------

Cash, end of period                                             -                   280                         -
                                                       -----------     -------------------      -----------------

Supplemental disclosure of non-cash flow information:
       Cash paid during the year for:
       Interest                                                 -                     -                         -
                                                       -----------     -----------------        -----------------
       Income taxes                                             -                     -                         -
                                                       -----------     ----------------         -----------------

Schedule of non-cash investing activities:
       Issuance of 8,543,000 shares of common stock
       in exchange for subscription receivables                 -                     -                   187,110
                                                       ===========     =================        =================


           See accompanying notes to consolidated financial statements

NOTE 1   -        ORGANIZATION

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

         Frefax Canada was incorporated on September 5, 1996 for the purpose of developing software to be utilized in reducing long distance telephone fax charges. The Company ceased pursuing this prior to June 30, 2000.

         In May 2001 the Company sold of 100% of Frefax Inc. (Canada) for a total net proceeds of $68,389.00

         As of June 30, 2001, the company is considered to be a development stage company. However, on November 8, 2001, the Company signed a letter of intent to enter into an acquisition agreement with China Xin Network (Canada) Inc. ("CXN"). See Note 9.

NOTE 2   -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)            Basis of presentation
              The Company is considered to be a development stage company as of June 30, 2001 since planned principal operations have not yet commenced

b)            Cash and cash equivalent-
              The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

                                   FREFAX, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                      (DATE OF INCEPTION) TO JUNE 30, 2001


NOTE 2   -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

c)       Income taxes
         ------------
         The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and foreign income tax reporting purposes.

d)       Research and development costs
         ------------------------------
         Research and development costs are expensed as incurred. Such costs amounted to $-0- and $4,457 for the years ended June 30, 2001 and 2000 and $17,864 from September 26, 1997 (date of inception) to June 30, 2001.

e)       Earnings per share
         ---------------------------
         Earnings per common share is computed pursuant to SFAS No. 128 "Earnings Per Share." Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock

f)       Use of estimates
         -----------------
         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   FREFAX, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                      (DATE OF INCEPTION) TO JUNE 30, 2001


NOTE 2   -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

g)       Foreign currency translation
         ----------------------------
         The functional currency for the Company's foreign operation is the applicable local currency, Canadian dollars. The translation from Canadian dollars to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of comprehensive income. Gains or losses resulting from foreign currency transactions are included in the statements of operations.

h)       Effect of new accounting standards
         ----------------------------------
         The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

         During June 2001 SFAS No. 141, "Business Combinations" was issued. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method - the purchase method. Use of the pooling-of-interests method is prohibited. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. It also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

         During June 2001 SFAS No. 142, "Goodwill" and Other Intangible Assets" was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangibles assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001.

                                   FREFAX, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                      (DATE OF INCEPTION) TO JUNE 30, 2001

NOTE 3   -        GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to seek financing trough the acquisition of an active company. See Note 9.


NOTE 4   -        ACCRUED EXPENSES RELATED PARTY

         Accrued expenses at June 30, 2001 consist of $9,000 professional fees which have been subsequently paid directly by the Company's President.

NOTE 5   -        PROVISION FOR INCOME TAX

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and income tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed by the Company at a rate of approximately 34% for federal and 6% for state.


NOTE 6   -        COMMITMENTS AND CONTINGENCIES

a)       Lack of Insurance

         The Company does not maintain any property, product liability, general liability or any other form of insurance, Although the Company is not aware of any claims resulting from product malfunctions, there is no assurance that none exists.

                                   FREFAX, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                      (DATE OF INCEPTION) TO JUNE 30, 2001

NOTE 7   -        STOCKHOLDERS' DEFICIENCY

a)       Capitalization
         --------------
         The Company was organized during September 1997 by issuing an aggregate of 500,000 shares of its $.001 par value common stock to its founder for $2,500.

b)       Acquisition of Subsidiary
         ------------------------
         Pursuant to a stock purchase agreement dated July 30, 1998 between the Company and the shareholders of Frefax Canada, the Company issued an aggregate of 10,000,000 shares of its $.001 par value common stock to the shareholders of Frefax Canada in exchange for 100% of Frefax Canada issued and outstanding common stock. Accordingly, after such transaction, Frefax Canada became a wholly owned subsidiary of the Company. Such transaction is considered a capital transaction whereby Frefax Canada contributed its stock for the net book value of the Company, and accordingly, no goodwill is recorded.

c)       Limited Offering Memorandums
         ----------------------------
         During October 1997, the Company commenced two Limited Offerings pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933. The Company offered 400,000 shares of its common stock at $.001 per share and 4,000 shares of its common stock at $ .10 per share, respectively. The Company sold an aggregate of 403,000 shares of common stock yielding net proceeds of $700.

d)       Private Offerings
         ----------------
i) During November 1998, the Company offered 7,500,000 shares of its common stock at $.01 per share pursuant to rule 504 of regulation D promulgated under the Securities Act of 1933. The Company sold a total of 6,001,000 shares of common stock in exchange for a promissory note of $60,010 which has been classified as a stock subscription receivable thereby reducing stockholder's equity.

     ii) During February 1999, the Company offered 10,000,000 shares of its common stock at $.05 per share pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933. The Company sold a total of 2,542,000 shares of common stock in exchange for a promissory note of $127,100, which has been classified as a stock subscription receivable thereby reducing stockholder's equity.

The above promissory notes are callable on demand and accrue interest at a rate of 2% per annum. As of June 30, 2001, the Company accrued $9,239 of interest receivable in connection with such notes.

                                   FREFAX, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                      (DATE OF INCEPTION) TO JUNE 30, 2001


NOTE 7   -        STOCKHOLDERS' DEFICIENCY (cont'd)

e)       Shares issued for services rendered

         In June 2001, 2,049,091 shares of common stock were issued in exchange for services rendered at a value of $100,500, or $.05 per share, including a total of 1,622,728 shares issued to the Chairman as compensation.

NOTE 8   -        RELATED PARTY TRANSACTIONS


a) In June 2001, 1,622,728 shares of common stock were issued to the Chairman for compensation at a value of $80,000, or $.05 per share.



NOTE 9   -        SUBSEQUENT EVENT

         On November 8, 2001, the Company acquired CXN, a Canadian corporation Under the acquisition agreement, the Company acquired all of the outstanding common stock of CXN in exchange for 28,836,566 newly issued common shares of the Company's common stock to be issued on a 2 for 1 basis to the existing CXN shareholders. The acquisition will be treated as a reverse acquisition. Therefore the historical financial statements prior to November 8, 2001 will be those of CXN. The transaction is considered a capital transaction whereby CXN contributes its stock for the net assets of the Company.

         In addition, the Company was declared to have no assets and liabilities at that date. In connection with that, the former Chairman of the Company agreed to take full responsibility for any and all outstanding liabilities of the company.

         As a result of the issuance of 28,836,566 new shares of common stock, the Company is in excess of its 50,000,00 authorized shares by 331,657 shares.

NOTE 10  -        CHANGE OF AUDITORS

         On December 17, 2001 the Company changed auditors and the auditors report of Fine and Associates does not cover prior years. Prior years figures have been presented only for comparative purposes.