Form 10QSB
period 2001-09-30
FREFAX INC
filed 2001-12-27
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended : September 30, 2001


[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _________________ to _________________


                        Commission file number: 000-29915

                                   Frefax Inc.
        (Exact name of small business issuer as specified in its charter)


             FLORIDA                                       65-0786722
(State or other jurisdiction of
incorporation or organization)                 (IRS Employer Identification No.)


                  1255 Peel Street, Suite 550, Montreal, Quebec
                      CANADA H3B 1T4 (Address of principal
                               executive offices)


                                 (514) 398-0515
                           (Issuer's telephone number)




                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,331,657

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I-- FINANCIAL INFORMATION....................................2
------------------------------

   ITEM 1. FINANCIAL STATEMENTS...................................2
   -----------------------------
   ITEM 2. PLAN OF OPERATION......................................3
   --------------------------
   1.    NEWS ARTICLES............................................5
   --    -------------

PART II-- OTHER INFORMATION.......................................6
---------------------------

   ITEM 1. LEGAL PROCEEDINGS......................................6
   --------------------------
   ITEM 2. CHANGES IN SECURITIES..................................6
   ------------------------------
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................7
   ---------------------------------------
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....7
   ------------------------------------------------------------
   ITEM 5. OTHER INFORMATION......................................7
   --------------------------
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................7
   -----------------------------------------

SIGNATURES........................................................8




                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

At the end of this filing are attached audited financial statements for Frefax, Inc. (FC) and subsidiary, for the period ending September 30th, 2000 which are submitted in compliance with item 310 (b) of Regulation SB.

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page number
Independent auditors' report                                                                     F-1
Consolidated Interim Balance sheet at September 30, 2001                                         F-2
Consolidated Interim Statements of operations and comprehensive income (loss) for the            F-3
period ended September 30, 2001 and cumulative period from September 26, 1997 (date of inception) to September 30, 2001
Consolidated Interim Statement of stockholders' deficiency for the period from                F-4 - F-5
September 26, 1997 (date of inception) to September 30, 2001
Consolidated Interim Statement of cash flows for the periods ended September 30, 2001            F-6
and cumulative period from September 26, 1997 (date of inception) to September 30,
2001.
Consolidated Interim Notes to financial statements                                           F-7 - F-12


Item 2. Plan of Operation.

Subsequent to the close of the first quarter of September 30, 2001, Frefax Inc. acquired 100% of the outstanding shares of CXN in exchange for a total of 28,836,566 newly issued shares of Frefax common stock to CXN shareholders. The issuance of the Frefax shares to CXN effectively created a merger and change of control, such that CXN is now a wholly owned subsidiary of Frefax. The transaction was closed on November 13, 2001.

While events occurred subsequent to the period of this filling, new management has incorporated all results of its operations in this filling.

The Company
CXN was incorporated on October 19th, 2000, to acquire the exclusive commercialization rights to the most reliable and timely financial, economic and business financial information on China, published by the China Economic Information Network (CEINet).

CEINet is a subsidiary of the Chinese State Information Center (SIC) which reports to the State Development Planning Commission.

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

CEINet currently publishes over 2000 financial news articles and features a week in Mandarin. This allows CXN to provide its subscribers with over 200 new articles daily. The articles and reports that are published by CXN are sourced primarily from CEINet. CEINet is the Chinese Government's primary source of financial, economic and business news, used in the planning and economic development of China.

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

Capital Needs
-------------
The company currently has enough capital to cover operations till the end of February 2002. The company will require an additional $1 million to $1.5 in equity to cover costs associated with;

o        Hiring of additional key staff and sales staff;
o Cover development and operating costs of the company's enterprise portal;
o        Launch marketing and advertising campaign;
o        Hire additional translators and editors in China;

Based on the difficult funding environment faced by most companies, the company will run a very streamlined sales office and support infrastructure which will require much lower operating expense and need of ramp up capital. The company will rely more on using content aggregators and strategic partnership to distribute its content. This will translate to lower operating margins in the range of 30-35%.

The company will generate revenue starting February 2002, and is expected to be cash-flow positive by April 2003 or earlier.

Capital will be raised through, debt financing, private placements or secondary offerings and will be completed before March 2002.

Product Development & Catalogue
-------------------------------
During the next 12 months, the company will be rolling out all its content and made available through its portal or through various e-content aggregators.

The company has presently available in English, a complete listing of all 1114 companies listed on the Shanghai and Shenzhen stock exchanges.

By the end of February 2002, the company will have a complete translated database of all 84,000 companies, including all of China's non-listed state owned enterprises and major privately owned companies.

All of this data is produced and updated on a regular basis by CEINet, the company will be transferring the data to its own servers, where the data will be translated, noralized and available for delivery in various formats.


The company is in the process of producing a detailed catalogue to be provided to the market in the near future. An outline of all products in development is listed bellow.

(i)      China's  Public Company  Profiles
                  Hoover's type profile for all listed companies in China's Shanghai and Shenzhen stock exchanges. Reports include company overview, leading financial ratios, two-year financial data and five-year historical stock prices. The source of this product comes from CXN research and the research center of China's State Planning & Development Commission (SPDC). Over 1100 profiles will be available by January 15, 2002 in XML and PDF format.

(ii)     China's Private and State Owned Company Profiles
                  Fact sheet information on 84,000 companies including all of China's non-listed state owned enterprises and major privately owned companies. This product will launch on February 25, 2002 in XML format.

(iii)    China Macroeconomic Reports
                  Macroeconomic reports from the research center of China's powerful State Planning and Development Commission and two of China's prominent brokerage houses Hongyuan Securities and Beijing Securities. These reports are available in XML format.

(iv)     China's 50 Economic Expert Forum
                  Papers produced by China's top economists on various financial & economical topics. On average, 7 papers are available each month. The source of this information is the research center of SPDC. These reports are available in XML format.

(v)      Sector Research Reports on major industries in China
                  Sector Research Reports on major industries produced by Hongyuan Securities Co., Beijing Securities and other prominent Chinese brokerage houses.

(vi)     China Public Company Analysis
                  In-depth coverage and investment analysis on China's domestically listed companies. The data sources of this product are prominent Chinese brokerage houses including Hongyuan Securities Co., Beijing Securities and China Securities.

(vii)    Other China Financial, Market & Economic Development Information
                  CXN's primary data source is the research center of the SPDC. All the titles included in this section are already available in the Chinese Language. The English versions of the following titles are currently under preparation.
1.       News articles

                  a. Macroeconomy - information and commentary on China's domestic economy and major international economies;
                  b. Industry - daily news articles covering top stories in China by industry sector and region;
                  c. Markets - daily news articles and commentary covering China's securities markets.

2.       Macroeconomic and Industry Statistics

         a. Macroeconomy - regular updates, historical coverage, and analysis of China's fixed assets investment, value-added of industry, retail sales, and industrial GDP, foreign trade, domestic and foreign investment, government fiscal data, pricing, consumption and livelihood;
         b. Industry - regular updates, historical coverage, and analysis of China's industrial production covering over 230 sector headings, 32 regions, and 35 cities.

Major Expenditure - Portal
--------------------------
The only major purchase anticipated by the company is the development and launching is its enterprise portal.

It was originally planed to develop and maintain this portal in-house, but to minimize capital expenditures associated to purchasing servers and maintaining full time staff to support the infrastructure, the company has decided to outsource all its enterprise portal needs to ECNext.

With minimal upfront development costs and monthly maintenance fees and revenue sharing arrangement, the company will have a world-class portal online starting January and fully implemented by March 2002.

Staff
-----
The company believes it will require a staff of 75 translators and editors in its Beijing office by the end of 2002, to support its operations. The company currently has 28 employees in its Beijing office.

With respect to the company's sales, marketing and advertising and administrative operations in Montreal, it is expected the current head count of 6 persons will jump to 19.

All staff will be ramped up as needed and pending budget allocation from head office.


                          PART II -- OTHER INFORMATION
                          ----------------------------
Item 1. Legal Proceedings.

Not applicable


Item 2. Changes in Securities.

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable


Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable


Item 5. Other Information.

Not applicable


Item 6. Exhibits and Reports on Form 8-K.

Exhibits
2      Acquisition of China Xin Network (Canada) inc. (1)
3.a    Articles of Incorporation of the Company (2)
3.b    Amendments to the Articles of Incorporation (2)
3.c    By-Laws of the Company (2)

(1)Previously filed as an Exhibit to Form 8-K dated November 28, 2001
(2)Previously   filed  as  an  Exhibit  to  Form  10-SB12G,   General  form  for
registration of Securities filed on March 10, 2000

Forms 8-K
---------
There were no 8-K filed during the first quarter ending September 30, 2001. Following subsequent events dated November 8 merger between Frefax and China Xin Network, Form 8-K was filled on November 28, 2001 reflecting change of control following merger with China Xin Network. On December 17, 2001 the new management engaged new accountants for China Xin Network and Frefax. On December 21, 2001, two separate Form 8-Ks were filled reflecting changes to auditors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Frefax Inc.
                                          (Registrant)


                                          /S/ Jean-Francois Amyot
                                          ----------------------------------
Date December 27, 2001                    Jean-Francois Amyot
                                          CEO & Chairman

                          FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                           FREFAX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                             Page number
Independent auditors' report                                                                     F-1

Consolidated Interim Balance sheet at September 30, 2001                                         F-2

Consolidated Interim Statements of operations and comprehensive income (loss)
for the period ended September 30, 2001 and cumulative period
from September 26, 1997 (date of inception) to September 30, 2001                                F-3

Consolidated Interim Statement of stockholders' deficiency for the period from
September 26, 1997 (date of inception) to September 30, 2001                                     F-4 - F-5

Consolidated Interim Statement of cash flows for the periods ended September 30,
2001 and cumulative period from September 26, 1997 (date of
inception) to September 30, 2001.                                                                F-6

Consolidated Interim Notes to financial statements                                               F-7 - F-12




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Frefax, Inc. and Subsidiary

We have audited the accompanying interim balance sheet of Frefax, Inc. and Subsidiary (a development stage company) (the "Company") as of September 30, 2001 and the related interim statements of operations and comprehensive income
(loss), stockholders' deficiency and cash flows for the period ended September 30, 2001 and cumulative period from September 26, 1997 (date of inception) to September 30, 2001. These consolidated interim financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated interim financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated interim financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable bases for our opinion.

In our opinion, the consolidated interim financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and the results of its operations and cash flows for the period ended September 30, 2001 and 2000 and cumulative period from September 26, 1997 (date of inception) to September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated interim financial statements have been prepared assuming the Company will continue as a going concern, As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Fine and Associates
Montreal, Quebec Canada
December 20, 2001

                           FREFAX, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED INTERIM BALANCE SHEET
                               SEPTEMBER 30, 2001


                                     ASSETS
                                     ------

Current assets:
     Cash                                                                           $       8,049
     Prepaid and deposits                                                                  19,962
     Receivable use Tax                                                                    19,149
                                                                                    -------------
                                                                                           47,160

Capital assets. (Note 1d)                                                                  60,273
                                                                                    -------------

                                                                                          107,433

                                   LIABILITIES
                                   -----------
Current liabilities:
     Accrued expenses                                                               $      16,650
                                                                                    -------------
     Accrued expenses - Related party                                               $      74,971
                                                                                    -------------
     Loans from related parties                                                            37,223
                                                                                    -------------
              Total current liabilities                                                   128,844
                                                                                    -------------

Loans payable (Note 7)

Commitments and contingencies (Note 6)                                                     -
                                                                                          ----

                                                                                          538,148
                            SHAREHOLDERS' DEFICIENCY
                            ------------------------
Stockholders' deficiency:
     Common stock - $.001 per value, 50,000,000 shares
     Authorized, 50,331,657 shares issued and outstanding                                  50,332
     Additional paid-in capital                                                           108,932
Accumulated deficit during the development stage                                        (197,285)
Stock subscriptions receivable                                                          (196,349)
                                                                                    -------------
     Total stockholders' deficiency                                                       430,715
                                                                                    -------------

Total liabilities and stockholders' deficiency                                      $     107,433
                                                                                    =============



           See accompanying notes to consolidated financial statements

                                  FREFAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF OPERATIONS AND COMPRHEHENSIVE INCOME (LOSS)

                                                                                 Cumulative period
                                                                                 from September
                                                                                 26, 1997 (date of
                                                          For the period         inception) to
                                                          ended September        September 30,
                                                          30, 2001               2001
                                                         -------------------------------------------

                                                          $               -      $               -
                                                         --------------------   --------------------
Income

Expenses:
    Selling, general and administrative expenses                     276,201                393,630

Total expense                                                        276,201                393,630
                                                         --------------------   --------------------

Loss before other income (expense)
 and provision for income taxes                                     (276,201)              (393,630)

Other income (expense)
   Interest income                                                       936                    936
   Total other income                                                    936                    936
                                                         --------------------   --------------------

Loss before provision for income taxes                              (275,265)              (392,694)
                                                         --------------------   --------------------

Provision for income taxes                                         -                      -
                                                         --------------------   --------------------

Comprehensive net (loss)                                            (275,265)              (392,694)
                                                         ====================   ====================

Basic:
    Net (loss)                                                            (0)                    (0)
                                                         ====================   ====================


           See accompanying notes to consolidated financial statements

            FREFAX, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION)
                             TO SEPTEMBER 30, 2001

                                                                        Accumulated        Accumulated
                                                            Additional  Deficit            Other         Stock         Total
                                           Common Stock     Paid-in     During the         comprehensive Subscriptions Stockholders'
                                       Shares     Amount    Capital     Development Stage  Income (Loss) Receivable    Deficiency
                                     -----------  --------- ----------- ----------------- -------------  ------------   -----------
Issuance of common stock upon
capitalization of company               500,000        500       2,000       -                -              -               2,500

Issuance of common stock in
  connection with limited offerings     403,000        403         297       -                -              -                 700

Net loss from date of inception
  (September 26, 1997) to
June 30, 1998                              -             -          -             (2,954)     -              -              (2,954)
                                     -----------  --------- ----------- ----------------- -------------  ------------   -----------

Balances at June 30, 1998               903,000        903       2,297            (2,954)     -              -                 246

Issuance of common
   stock in connection with
acquisition of subsidiary            10,000,000     10,000      -            -                -              -              10,000

Issuance of common
   stock in connection with
   limited offering (November 1998)   6,001,000      6,001      54,009       -                 (60,010)      -             -

Issuance of common
   stock in connection with
   limited offering (february 1999)   2,542,000      2,542     124,558       -                -             (127,100)      -

Accrued interest on
  subscriptions receivable             -             -          -            -                -               (1,755)       (1,755)

Foreign Currency
   translation adjustment              -             -          -            -                  (6,436)      -              (6,436)

Net loss for the year ended
   June 30, 1999                       -             -          -                (49,719)     -              -             (49,719)
                                     -----------  --------- ----------- ----------------- -------------  ------------   -----------
                                     -----------  --------- ----------- ----------------- -------------  ------------   -----------

Balances at June 30, 1999 (Forwarded)19,446,000     19,446     180,864           (52,673)       (6,436)     (188,865)      (47,664)




           See accompanying notes to consolidated financial statements

            FREFAX, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 26, 1997 (DATE OF INCEPTION)
                             TO SEPTEMBER 30, 2001

                                                                 Accumulated          Accumulated
                                                   Additional    Deficit              Other                   Stock         Total
                                 Common Stock      Paid-in       During the           comprehensive   Subscriptions  Stockholders'
                             Shares     Amount     Capital       Development Stage    Income (Loss)      Receivable    Deficiency
                           ------------ ---------  ------------  -------------------  --------------- -------------  ------------
                           ------------ ---------  ------------  -------------------  --------------- -------------  ------------
Balances at June 30, 1999  (19,446,000)   19,446       180,864              (52,673)          (6,436)     (188,865)        (47,664)

Accrued interest on
   subscriptins receivable    -           -            -                -                   -               (3,742)       (3,742)

Foreign currency
   translation adjustment     -           -            -                -                     (4,936)     -               (4,936)

Net loss for the year ended
   June 30, 2000              -           -            -                    (35,300)        -             -              (35,300)
                           ------------ ---------  ------------  -------------------  --------------- -------------  ------------
                           ------------ ---------  ------------  -------------------  --------------- -------------  ------------

Balances at June 30, 2000   19,446,000    19,446       180,864              (87,973)         (11,372)     (192,607)      (91,642)

Issuance of common stock
for services rendered        2,049,091     2,049        98,451          -                   -             -              100,500

Accrued interest on
   subscriptions receivable   -           -            -                -                   -               (3,742)       (3,742)

Foreign currency
   translation adjustment     -           -            -                -                        565      -                  565

Net loss for the year ended
   June 30, 2001              -           -            -                    (51,904)        -             -              (51,904)
                           ------------ ---------  ------------  -------------------  --------------- -------------  ------------
                           ------------ ---------  ------------  -------------------  --------------- -------------  ------------

Balances at June 30, 2001   21,495,091    21,495       279,315             (139,877)         (10,807)     (196,349)      (46,223)
                           ============ =========  ============  ===================  =============== =============  ============
                           ============ =========  ============  ===================  =============== =============  ============

Issuance of common stock
on reverse takeover of CXN
(Canada) Inc.               28,836,566    28,837      (170,383)              22,448           10,807                    (108,291)

Accrued interest on
subscription receivable                                                                                    (936)           (936)

Net loss for the period
ended                                                                      (275,265)                                    (275,265)
                           ------------ ---------  ------------  -------------------  --------------- -------------  ------------
September 30, 2001          50,331,657    50,332       108,932             (392,694)                      (197,285)     (430,715)
                           ============ =========  ============  ===================  =============== =============  ============


           See accompanying notes to consolidated financial statements

                          FREFAX, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
   Net (loss)                                                            (275,265)
   Adjustments to reconcile net (loss) to net
      cash used for operating activities:
         Depreciation                                                       3,321
         Interest income on subscriptions receivable                         (936)
(Increase) decrease in:
         Recoverable use tax                                              (19,149)
         Prepaids and deposits                                            (19,962)
Increase (decrease) in:
         Accrued expenses - related party                                  65,971
         Accrued expenses                                                  16,650
                                                                  ----------------
Net cash used for operating activities                                   (229,370)
                                                                  ----------------

Cash flows from investing activities:
        Acquisition of wholly owned subsidiary                           (108,291)
        Purchase of furniture, fixtures and equipment                     (63,594)
                                                                  ----------------
Net cash used for investing activities                                   (171,885)
                                                                  ----------------

Cash flows from financing  activities:
        Proceeds from initial capitalization of company
          and from sale of common stock in connection
          with private placements,                                             -
        Loans payable                                                     409,304
                                                                  ----------------
Net cash provided by financing activities                                 409,304
                                                                  ----------------

Net increase (decrease) in cash                                             8,049

Cash, beginning of period                                                 -
                                                                  ----------------

Cash, end of period                                                       8,049
                                                                  ----------------

Supplemental disclosure of non-cash flow information:
       Cash paid during the year for:
       Interest                                                           -
                                                                  ----------------
                                                                  ----------------
       Income taxes                                                       -
                                                                  ----------------


           See accompanying notes to consolidated financial statements

                            FEFAX, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

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

         In May 2001 the Company disposed of 100% of Frefax Inc. (Canada) for a total net proceeds of $68,389

         As of June 30, 2001, the company is considered to be a development stage company. However, on November 8, 2001, the Company signed a letter of intent to enter into an acquisition agreement with China Xin Network (Canada) Inc. ("CXN"). See Note 9.

NOTE 2   -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Basis of  presentation
         ----------------------

         The Company is considered to be a development stage company as of September 30, 2001 since planned principal operations have not yet commenced.

b)       Principles of  consolidation
         -----------------------------

         The accompanying consolidated financial statements include the accounts of the Company from September 26, 1997 (date of inception) and its wholly owned subsidiary, CXN Canada from October 2001 herein after referred to as the ("Companies") after elimination of all significant intercompany transaction and accounts.

c)       Cash and cash equivalent
         ------------------------

         The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

                           FREFAX, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

NOTE 2   -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

d)       Furniture, fixtures, and equipment
         ----------------------------------

         Furniture, fixtures, and equipment are recorded at cost less accumulated depreciation which is provided on the straight line basis over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.

e)       Income taxes.
         ------------

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

f)       Earnings per share
         -----------------

         Earnings per common share is computed pursuant to SFAS No. 128 "Earnings Per Share." Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and
         convertible     preferred     stock.

g)       Use of estimates
         ----------------

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

                           FREFAX, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

NOTE 2   -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


h)       Faire value disclosure at September 30, 2001
         --------------------------------------------

         The carrying value of recoverable use fax, loan receivable - unsecured, accrued expenses - related party, and loans from related party is a reasonable estimate of their fair value.

i)       Foreign currency translation
         ----------------------------

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

j)       Effect of new accounting standards
         ----------------------------------

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

                           FREFAX, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

NOTE 3   -        GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to seek financing trough the acquisition of an active company. See Note 10.

NOTE 4   -        ACCRUED EXPENSES RELATED PARTY

         Accrued expenses at September 30, 2001 consist of $9,000 professional fees which have been subsequently paid directly by the Company's President and $65,971 represent management fees charged by the Company's President.

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


         b) Rent
         CXN Canada Inc. leases office space under temporary lease expiring in June 2002, minimum monthly payments are $2,465. CXN Canada Inc. also leases office space in China under a lease expiring in August 2003, minimum monthly payments are $6,261.

                           FREFAX, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 2001 AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                      (DATE OF INCEPTION) TO JUNE 30, 2001

NOTE 7   -        Loans Payable
         The loans payable bear interest at prime +2% and are convertible at the option of the holder at a rate of $ 0.25 per common share for a total conversion of 1,597,215 common shares and 3,187,831 warrants.

NOTE 8   -        STOCKHOLDERS' DEFICIENCY

a)       Capitalization
         --------------
         The Company was organized during September 1997 by issuing an aggregate of 500,000 shares of its $.001 par value common stock to its founder for $2,500.

b)       Acquisition of Subsidiary
         -------------------------
         Pursuant to a stock purchase agreement dated July 30, 1998 between the Company and the shareholders of Frefax Canada, the Company issued an aggregate of 10,000,000 shares of its $.001 par value common stock to the shareholders of Frefax Canada in exchange for 100% of Frefax Canada issued and outstanding common stock. Accordingly, after such transaction, Frefax Canada became a wholly owned subsidiary of the Company. Such transaction is considered a capital transaction whereby Frefax Canada contributed its stock for the net book value of the Company, and accordingly, no goodwill is recorded.

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

d)       Private Offerings
         -----------------
i) During November 1998, the Company offered 7,500,000 shares of its common stock at $.01 per share pursuant to rule 504 of regulation D promulgated under the Securities Act of 1933. The Company sold a total of 6,001,000 shares of common stock in exchange for a promissory note of $60,010 which has been classified as a stock subscription receivable thereby reducing stockholder's equity.

ii) During February 1999, the Company offered 10,000,000 shares of its common stock at $.05 per share pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933. The Company sold a total of 2,542,000 shares of common stock in exchange for a promissory note of $127,100, which has been classified as a stock subscription receivable thereby reducing stockholder's equity.

The above promissory notes are callable on demand and accrue interest at a rate of 2% per annum. As of September 30, 2001, the Company accrued $10,175 of interest receivable in connection with such notes.

                                   FREFAX, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                       AND
                    CUMULATIVE PERIOD FROM SEPTEMBER 26, 1997
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001


NOTE 8   -        STOCKHOLDERS' DEFICIENCY (cont'd)

e)       Shares issued for services rendered

         In June 2001, 2,049,091 shares of common stock were issued in exchange for services rendered at a value of $100,500, or $.05 per share, including a total of 1,622,728 shares issued to the Chairman as compensation.

NOTE 9   -        RELATED PARTY TRANSACTIONS


a) In June 2001, 1,622,728 shares of common stock were issued to the Chairman for compensation at a value of $80,000, or $.05 per share.



NOTE 10  -        SUBSEQUENT EVENT

         On November 8, 2001, the Company acquired China Xin Network Inc., a Canadian corporation Under the acquisition agreement, the Company acquired all of the outstanding common stock of CXN in exchange for 28,836,566 newly issued common shares of the Company's common stock to be issued on a 2 for 1 basis to the existing CXN shareholders. The acquisition will be treated as a reverse acquisition. Therefore the historical financial statements prior to November 8, 2001 will be those of CXN. The transaction is considered a capital transaction whereby CXN contributes its stock for the net assets of the Company.

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