Form 10QSB
period 2001-10-31
CHINA XIN NETWORK MEDIA CORP
filed 2002-02-15
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
               For the quarterly period ended : December 31, 2001

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

                        Commission file number: 000-29915

                       China Xin Network Media Corporation
                             (formerly Frefax Inc.)

        (Exact name of small business issuer as specified in its charter)


                               FLORIDA 65-0786722
                         (State or other jurisdiction of
        incorporation or organization) (IRS Employer Identification No.)


          1255 Peel Street, Suite 550, Montreal, Quebec CANADA H3B 2T9
                    (Address of principal executive offices)

                     Tel: (514) 398-0515 Fax: (514) 398-9901
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                        53,816,657 as of January 14, 2002

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I -- FINANCIAL INFORMATION........................................2
-------------------------------

   ITEM 1. FINANCIAL STATEMENTS........................................2
   -----------------------------
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..........................2
   ------------------------------------------
   ITEM 2. PLAN OF OPERATION...........................................2
   --------------------------

PART II -- OTHER INFORMATION...........................................5
----------------------------

   ITEM 1. LEGAL PROCEEDINGS...........................................5
   --------------------------
   ITEM 2. CHANGES IN SECURITIES.......................................5
   ------------------------------
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................5
   ---------------------------------------
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........5
   ------------------------------------------------------------
   ITEM 5. OTHER INFORMATION...........................................5
   --------------------------
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................5
   -----------------------------------------
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..........................6
   ------------------------------------------



PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

At the end of this filing are attached audited financial statements for China Xin Network media Corporation (formerly Frefax, Inc.) and subsidiary, for the period ending December 31, 2001 which are submitted in compliance with item 310
(b) of Regulation SB.

               China Xin Network Media Corporation and Subsidiary
                     (Formerly Frefax, Inc. and Subsidiary)
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index
Independent Auditors' Report                                             F-1
Consolidated Interim Balance Sheet                                       F-2
Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                            F-3
Consolidated Interim Statement of Stockholders' Deficiency               F-4
Consolidated Interim Statement of Stockholders' Deficiency               F-5
Consolidated Interim Statement of Cash Flows                             F-6
Consolidated Interim Notes to Financial Statements                  F-7 - 11



Item 2. Plan of Operation.

In the second quarter ending December 31, 2001, China Xin Network Media Corporation, herein referred to as CXN Media, (formerly Frefax Inc.) acquired 100% of the outstanding shares of China Xin Network (Canada) (herein referred to as CXN Canada Inc., on November 8, 2001, in exchange for a total of 28,836,566 newly issued shares of CXN Media common stock to CXN Canada shareholders. The issuance of the CXN Media shares to CXN Canada effectively created a merger and change of control, such that CXN Canada is now a wholly owned subsidiary of CXN Media.

The Company
CXN Canada was incorporated on October 19th, 2000, to acquire the exclusive commercialization rights to the most reliable and timely financial, economic and business financial information on China, published by the China Economic Information Network (CEINet). On November 8, 2001 CXN Canada was acquired by CXN Media.

CEINet is a subsidiary of the Chinese State Information Center (SIC) that reports to the State Development Planning Commission.

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

CEINet currently publishes over 2000 financial news articles and features a week in Mandarin. This allows CXN Media to provide its subscribers with over 200 new articles daily. The articles and reports that are published by CXN Media are sourced primarily from CEINet. CEINet is the Chinese Government's primary source of financial, economic and business news, used in the planning and economic development of China.

CXN Media will edit, normalize and properly classify all this data using industry standard NewsML tags. This process allows CXN Media to display, hide or arrange certain areas of the same content in different ways. This allows the content to be automatically prepared for multi-channel publishing. The main products to be offered by CXN Media include, Real-time Financial News, Corporate Profiles, Market Research and Monthly Industry Reviews.

CXN Media presently operates from its head office in Montreal and has a staff of 28 editors, translators and support staff in its Beijing editorial office.

Capital Needs
The company currently has enough capital to cover operations till the end of April 2002. The company will require an additional $1 million to $1.5 in equity to cover costs associated with;

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

The company will generate revenue starting March 2002, and is expected to be cash-flow positive by April 2003 or earlier.

Capital will be raised through, debt financing, private placements or secondary offerings and should be completed before March 2002.

Product Development & Catalogue
During the next 12 months, the company will be rolling out all its content and made available through its portal or through various e-content aggregators.

The company has presently available in English, a complete listing of all 1144 companies listed on the Shanghai and Shenzhen stock exchanges.

By the end of 2002, the company plans to have a complete translated database of all 84,000 companies, including all of China's non-listed state owned enterprises and major privately owned companies.

All of this data is produced and updated on a regular basis by CEINet, the company will be transferring the data to its own servers, where the data will be translated, normalized and available for delivery in various formats.

The company has produced a draft catalogue of all its products, listed below.

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

(iii)China Macroeconomic Reports Macroeconomic reports from the research center of China's powerful State Planning and Development Commission and two of China's prominent brokerage houses Hongyuan Securities and Beijing Securities. These reports are available in XML format.

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

(vi)China Public Company Analysis In-depth coverage and investment analysis on China's domestically listed companies. The data sources of this product are prominent Chinese brokerage houses including Hongyuan Securities Co., Beijing Securities and China Securities.

(vii) Other China Financial, Market & Economic Development Information
CXN's primary data source is the research center of the SPDC. All the titles included in this section are already available in the Chinese Language. The English versions of the following titles are currently under preparation.

1. News articles

a. Macroeconomic - information and commentary on China's domestic economy and major international economies;
b. Industry - daily news articles covering top stories in China by industry sector and region;
c. Markets - daily news articles and commentary covering China's securities markets. 2. Macroeconomic and Industry Statistics

a. Macroeconomic - regular updates, historical coverage, and analysis of China's fixed assets investment, value-added of industry, retail sales, and industrial GDP, foreign trade, domestic and foreign investment, government fiscal data, pricing, consumption and livelihood; b. Industry - regular updates, historical coverage, and analysis of China's industrial production covering over 230 sector headings, 32 regions, and 35 cities.


Major Expenditure - Portal
The only major purchase anticipated by the company is the development and launching of its enterprise portal.

It was originally planed to develop and maintain this portal in-house, but to minimize capital expenditures associated to purchasing servers and maintaining full time staff to support the infrastructure, the company has decided to outsource all its enterprise portal needs to ECNext, a company specializing in developing, managing and hosting portals and web sites for the e-content industry.

With minimal upfront development costs and monthly maintenance fees and revenue sharing arrangement, the company will have a world-class portal online starting end of February and fully implemented by May 2002.

Staff
The company believes it will require a staff of 75 translators and editors in its Beijing office by the end of 2002, to support its operations. The company currently has 28 employees in its Beijing office.

With respect to the company's sales, marketing and advertising and administrative operations in Montreal, it is expected the current head count of 6 persons will jump to 19. All staff will be ramped up as needed and pending budget allocation from head office.

                          PART II -- OTHER INFORMATION
Item 1. Legal Proceedings.

Not applicable

Item 2. Changes in Securities.

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K.

Exhibits
2 Acquisition of China Xin Network (Canada) inc. (1)
3.a Articles of Incorporation of the Company (2)
3.b Amendments to the Articles of Incorporation (2)
3.c By-Laws of the Company (2)
3.d Restated and Amended articles of Incorporation, for name change and increase capital stock (3)

(1)Previously filed as an Exhibit to Form 8-K dated November 28, 2001
(2)Previously filed as an Exhibit to Form 10-SB12G, General form for registration of Securities filed on March 10, 2000 (3) Previously filed as an Exhibit to Form 8-K dated January 5, 2002

Forms 8-K
During the second quarter, covered by this filing, a Form 8-K was filled on November 28, 2001 reflecting change of control following merger with China Xin Network. (Canada) Inc. On December 17, 2001 the new management engaged new accountants for China Xin Network Media Corporation (formerly Frefax). On December 21, 2001, two separate Form 8-Ks were filled reflecting changes of auditors. Subsequent to the close of this quarter, China Xin Network Media Corporation filed a Form 8-K on January 5, 2002 announcing the approval by Florida Department of State, for its request to change its name from Frefax Inc. to China Xin Network Media Corporation and in addition request to increase its capital stock.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    China Xin Network Media Corporation
                                    (Registrant)

February 13, 2002.                  /s/ Mr. Jean-Francois Amyot
                                    ---------------------------
                                    Mr. Jean-Francois Amyot
                                    CEO & Chairman

               China Xin Network Media Corporation and Subsidiary
                     (Formerly Frefax, Inc and Subsidiary.)
                          (A Development Stage Company)
                    Consolidated Interim Financial Statements
                     For the Period Ended December 31, 2001
                                       and
                    Cumulative Period From September 26, 1997
                    (Date of Inception) to December 31, 2001


               China Xin Network Media Corporation and Subsidiary
                     (Formerly Frefax, Inc. and Subsidiary)
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Index

Independent Auditors' Report                                        F-1

Consolidated Interim Balance Sheet                                  F-2

Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                       F-3

Consolidated Interim Statement of Stockholders' Deficiency          F-4

Consolidated Interim Statement of Stockholders' Deficiency          F-5

Consolidated Interim Statement of Cash Flows                        F-6

Consolidated Interim Notes to Financial Statements             F-7 - 11

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of China Xin Network Media Corporation and Subsidiary
(Formerly Frefax, Inc. and Subsidiary)

We have audited the accompanying interim balance sheet of China Xin Network Media Corporation and Subsidiary (Formerly Frefax, Inc and Subsidiary) (a development stage company) (the "Company") as of December 31, 2001 and the related interim statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for the period ended December 31, 2001 and cumulative period from September 26, 1997 (date of inception) to December 31, 2001. These consolidated interim financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated interim financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated interim financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable bases for our opinion.

In our opinion, the consolidated interim financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and cash flows for the period ended December 31, 2001 and cumulative period from September 26, 1997 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chartered Accountants
/s/ Fine & Associates
-----------------
Fine & Associates
Montreal, Quebec
January 24, 2002

China Xin Network Media Corporation and Subsidiary
(Formerly Frefax, Inc. and Subsidiary)
(A Development Stage Company)

Consolidated Interim Balance Sheet
As at December 31, 2001



Assets

Current
                                                                                                                2001
  Cash                                                                                                     $  78,271
  Receivable use tax (Please discuss)                                                                         26,151
                                                                                                              ------

                                                                                                             104,422

Capital Assets (Note 1(d))                                                                                    71,787
                                                                                                              ------

                                                                                                           $ 176,209


Liabilities

Current

  Accrued expenses                                                                                         $  50,368
  Accrued expenses - related party                                                                             9,113
  Loans from related parties                                                                                  37,223
                                                                                                              ------

                                                                                                              96,704


Loans Payable (Note 7)                                                                                       748,983
                                                                                                             -------

                                                                                                             845,687
Shareholders' Deficiency

  Common stock - $.001 per value, 50,000,000 shares
  Authorized - 50,331,657 shares issued and outstanding                                                       50,332
  Additional paid-in capital                                                                                 108,932
                                                                                                             -------
  Accumulated deficit during the development stage                                                          (828,742)
                                                                                                            --------

                                                                                                            (669,478)
                                                                                                           $ 176,209



See accompanying notes
Approved on Behalf of the Board:

/s/ Jean-Francois Amyot
----------------------------------
Jean-Francois Amyot
Director

/s/ Raymond Boisvert
----------------------------------
Raymond Boisvert
Director

China Xin Network Media Corporation and Subsidiary
(Formerly Frefax, Inc. and Subsidiary)
(A Development Stage Company)

Consolidated Interim Statements of Operations and Comprehensive Income (Loss) For the

                                                                                                      Cumulative
                                                                                                      period ended
                                                                                                      September 26, 1997
                                                                       period ended                   date of inception to
                                                                       December 31, 2001              December 31, 2001


Income                                                                    $         -                   $         -



Expenses

Selling, general and administrative expenses                                       514,964                       632,393
Write-off of stock subscriptions receivable                                        196,349                       196,349
                                                                                   -------                       -------


Loss before Provision for Income Taxes                                            (711,313)                     (828,742)

Provision for Income Taxes                                                          -                             -


Comprehensive Net (Loss)                                                      $   (711,313)                 $   (828,742)
                                                                              -------------                 ------------



Basic:

  Net loss                                                                               0                             0



Weighted Average Number of Common Shares Outstanding                            50,331,657                    50,331,657
                                                                                ----------                    ----------



See accompanying notes

China Xin Network Media Corporation and Subsidiary
(Formerly Frefax, Inc. and Subsidiary)
(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Deficiency
For the Period from September 26, 1997 (Date of Inception) to December 31, 2001

                                                                              Accumulated
                                                                              Deficit      Accumulated
                                                                  Additional  during the    other          Stock           Total
                                                  Common Stock     Paid-in    Development  Comprehensive Subscriptions Stockholders'
                                               Shares      Amount  Capital        Stage    Income (Loss)  Receivable    Deficiency
                                                             $        $              $          $             $             $
                                               ------      ------ ---------     ----------- ------------   ------------  -----------
Issuance of common stock
  upon  capitalization of company              500,000      500    2,000          -            -             -             2,500

Issuance of common stock in
  connection with limited offerings            403,000      403      297          -            -             -               700

Net loss from date of inception
(September 26,1997) to June 30, 1998            -             -       -          (2,954)       -             -            (2,954)

Balances at June 30, 1998                      903,000      903    2,297         (2,954)       -             -               246

Issuance of common stock in
connection with acquisition of subsidiary   10,000,000   10,000   -              -             -             -            10,000

Issuance of common stock in connection
  with limited offering (November 1998)      6,001,000    6,001   54,009         -            -            (60,010)       -

Issuance of common stock in connection
  with limited offering (February 1999)      2,542,000    2,542  124,558         -            -           (127,100)       -

Accrued interest on subscriptions receivable    -        -        -              -            -             (1,755)       (1,755)

Foreign currency translation adjustment         -        -        -              -            (6,436)       -             (6,436)

Net loss for the year ended June 30, 1999       -        -        -             (49,719)      -             -            (49,719)

Balances at June 30, 1999 (forwarded)       19,446,000   19,446  180,864        (52,673)      (6,436)     (188,865)      (47,664)

See accompanying notes                                               F-4

China Xin Network Media Corporation and Subsidiary
(Formerly Frefax, Inc. and Subsidiary)
(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Deficiency
For the Period from September 26, 1997 (Date of Inception) to December 31, 2001

                                                                               Accumulated
                                                                               Deficit    Accumulated
                                                                    Additional during the other          Stock         Total
                                                  Common Stock      Paid-in   Development Comprehensive  Subscriptions Stockholders'
                                             Shares         Amount  Capital      Stage    Income (Loss)  Receivable    Deficiency
                                                             $        $            $           $            $             $
                                             -------        ------ -------- ------------- -----------  ------------   -----------
Balance at June 30, 1999
  (from previous page)                         19,446,000   19,446  180,864      (52,673)     (6,436)    (188,865)      (47,664)

Accrued interest on subscriptions receivable       -        -        -            -           -            (3,742)       (3,742)

Foreign currency translation adjustment            -        -        -            -           (4,936)      -             (4,936)

Net loss for the year ended June 30, 2000          -        -        -           (35,300)     -            -            (35,300)

Balances at June 30, 2000                      19,446,000   19,446  180,864      (87,973)    (11,372)    (192,607)      (91,642)

Issuance of common stock for services
  rendered                                      2,049,091    2,049   98,451       -           -            -            100,500

Accrued interest on subscriptions receivable       -        -        -            -           -            (3,742)       (3,742)

Foreign currency translation adjustment            -        -        -            -              565       -                565

Net loss for the year ended June 30, 2001          -        -        -           (51,904)     -            -            (51,904)

Balances at June 30, 2001                      21,495,091   21,495  279,315     (139,877)    (10,807)    (196,349)      (46,223)

Issuance of common stock on reverse takeover
  of CXN (Canada) Inc.                         28,836,566   28,837 (170,383)      22,448      10,807       -           (108,291)

Net loss for the period ended
September 30, 2001                                     -        -        -      (711,313)     -           196,349      (514,964)

                                               50,331,657   50,332  108,932     (828,742)     -             -          (669,478)
                                               --------------------------------------------------------------------------------

See accompanying notes                F-5

China Xin Network Media Corporation and Subsidiary
(Formerly Frefax, Inc. and Subsidiary)
(A Development Stage Company)


Consolidated Interim Statements of Cash Flows
For the Year Ended December 31, 2001

                                                                                                             2001

Cash Flows from Operating Activities

  Net loss                                                                                                $ (711,313)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation                                                                                               4,294
    Decrease in recoverable use tax                                                                          (26,151)
    Increase in accrued expenses - related party                                                                 113
    Increase in accrued expenses                                                                              50,368
    Decrease in stock subscriptions receivable                                                               196,349
                                                                                                             -------


Net Cash used for Operating Activities                                                                      (486,340)
                                                                                                            --------

Cash Flows from Investing Activities

  Acquisition of wholly-owned subsidiary                                                                    (108,291)
  Purchase of furniture, fixtures and equipment                                                              (76,081)
                                                                                                             -------


Net Cash used for Investing Activities                                                                      (184,372)
                                                                                                            ---------


Cash Flows from Financing Activities

  Advances to shareholder                                                                                     -
  Loans payable                                                                                              748,983
                                                                                                             -------

Net Cash Provided by financing Activities                                                                    748,983
                                                                                                             -------

Net Increase in Cash                                                                                          78,271
                                                                                                              ------

Cash - Beginning of Year                                                                                      -

Cash - End of Year                                                                                          $ 78,271
                                                                                                            ---------


Supplemental disclosure of non-cash flow information: Cash paid during the year for:
    Interest                                                                                                  -
    Income taxes                                                                                              -


                                                                                                              -

See accompanying notes                                       F-6

China Xin Network Media Corporation and Subsidiary
(Formerly Frefax, Inc. and Subsidiary)
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at December 31, 2001

1.    Background and Organisation

Prior to operating under its current name of China Xin Network Media Corporation (the Company), Frefax Inc. was incorporated in the State of Florida on September 26, 1997 as Central Group Inc. Frefax , under a stock purchase agreement dated July 30, 1998 with the shareholders of Frefax, Inc. (Canada), ("Frefax Canada"), a company incorporated in the Province of Ontario, Canada issued an aggregate of 10,000,000 shares at a $.001 par value common stock to the shareholders of Frefax Canada in exchange for 100% of Frefax Canada's issued and outstanding common stock. Accordingly, Frefax Canada became a wholly-owned subsidiary of Frefax Inc..

Frefax Canada was incorporated on September 5, 1996 for the purpose of developing software to be utilized in reducing long distance telephone fax charges. Frefax Inc., Canada ceased pursuing this activity prior to June 30, 2000.

In May 2001, the Frefax Inc., sold 100% of Frefax (Canada) for a total net proceeds of $68,389, which were equal to the total net asset value of the subsidiary.

On November  8, 2001,  Frefax Inc.  acquired  China Xin Network  (Canada ) Inc.,
(CXN), a Canadian Corporation . Under the acquisition agreement, Frefax Inc. acquired all of the outstanding common stock of CXN in exchange for 28,836,566 newly issued common shares of its common stock issued on a 2 for 1 basis to the existing CXN shareholders. The acquisition was l treated as a reverse acquisition, and accordingly the accompanying historical financial statements relating to periods prior to November 8, 2001 are those of CXN. The transaction is considered a capital transaction whereby CXN contributes its stock for the net assets of Frefax Inc.

As of November 8, 2001 Frefax Inc. did not have any assets or liabilities. Further more in this connection the former Chairman of the Company has signed a statutory declaration to personally indemnify the Company for any unrecorded liabilities and third party claims if any, that may arise in the future.

As a result of the issuance of 28,836,566 new shares of common stock, Frefax Inc. was in excess of its 50,000,00 Authorized shares by 331,657 shares As stated in Note 10, Frefax Inc. on January 4, 2002 amended and restated its Articles of Incorporation to reflect the increased Authorized Share Capital.

2.    Accounting Policies

a)    Basis of Presentation

The Company is considered to be a development stage company as of December 31, 2001 since planned principal operations have not yet commenced.

b)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company from September 26, 1997 (date of inception) and its wholly-owned subsidiary, CXN Canada from October 2001 herein after referred to as the ("Companies") after elimination of all significant intercompany transaction and accounts.

c)    Cash and Cash Equivalent

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

China Xin Network Media Corporation and Subsidiary
(Formerly Frefax, Inc. and Subsidiary)
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at December 31, 2001

2.       Accounting Policies (Cont'd)
d)       Furniture, Fixtures and Equipment
Furniture, fixtures and equipment are recorded at cost less accumulated depreciation which is provided on the declining balance basis, over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.

e)       Income Taxes
The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and foreign income tax reporting purposes. As at December 31, 2001 these amounts were...Nil

f)       Earnings per Share
Earnings per common share is computed pursuant to SFAS No. 128 "Earnings Per Share". Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock.

g)       Use of Estimates
The preparation of the accompanying financial statements, which are in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities; disclosure of material contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

h)       Fair Value Disclosure at December 31, 2001
The carrying value of recoverable use tax, accrued expenses - related party, and loans from related party is a reasonable estimate of their fair value.

i)       Effect of New Accounting Standards
The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

During June 2001, SFAS No. 141, "Business Combinations" was issued. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method - the purchase method. Use of the pooling-of-interests method is prohibited. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. It also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

During June 2001, SFAS No. 142, "Goodwill" and Other Intangible Assets" was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangibles assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001.

China Xin Network Media Corporation and Subsidiary
(Formerly Frefax, Inc. and Subsidiary)
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at December 31, 2001

3.    Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.


4.    Accrued Expenses Related Party

Accrued expenses at December 30, 2001 consist of $9,000 professional fees which have been subsequently paid directly by the Company's President.


5.    Provision for Income Tax

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


6.    Commitments and Contingencies

a)    Insurance

The Company maintains adequate property and general liability insurance. At the date of the Balance Sheet the Company is not aware of any claims.

b)    Rent

The Company leases office space under temporary leases expiring in June 2002 , and August 2003. Minimum monthly payments are approximately $8,726.

7.    Loans Payable

The loans payable bear interest at prime + 2% and are convertible into common shares of the Company at the option of the holder at a rate of $0.125 per common share for a total of 6,020,932 common shares and 6,005,632 warrants.

As of December 31st, 2001, the majority of the holders of the loans payable have agreed to the conversion privilege.

China Xin Network Media Corporation and Subsidiary
(Formerly Frefax, Inc. and Subsidiary)
(A Development Stage Company)


Notes to Consolidated Interim Financial Statements
As at December 31, 2001


8.    Stockholders' Deficiency

a)    Capitalization

Frefax Inc. was initially organized during September 1997 by issuing an aggregate of 500,000 shares of its $.001 par value common stock to its founder for $2,500.

b)    Acquisition of Subsidiary

Pursuant to a stock purchase agreement dated July 30, 1998 between Frefax Inc. and the shareholders of Frefax Canada, Frefax issued an aggregate of 10,000,000 shares of its $.001 par value common stock to the shareholders of Frefax Canada in exchange for 100% of Frefax Canada, as a result of which Frefax Canada became a wholly-owned subsidiary of Frefax Inc.. Such transaction is considered a capital transaction whereby Frefax Canada contributed its stock for the net book value ofFrefax Inc. , and accordingly, no goodwill was recognized.

c)    Limited Offering Memorandums

During October 1997Frefax Inc initiated two Limited Offerings pursuant to Rule 504 of Regulation DF promulgated under the Securities Act of 1933. FRefax Inc., offered 400,000 shares of its common stock at $.001 per share and 4,000 shares of its common stock of $.10 per share, respectively. Frefax Inc., sold an aggregate of 403,000 shares of common stock yielding net proceeds of $700.

d)    Private Offerings

i) During November 1998, Frefax Inc., offered 7,500,000 shares of its common stock at $.01 per share pursuant to rule 504 of regulation D promulgated under the Securities Act of 1933. Frefax Inc., sold a total of 6,001,000 shares of common stock in exchange for a promissory note of $60,010 which had been previously classified as a stock subscription receivable thereby reducing stockholder's equity.

ii) During February 1999, Frefax Inc., offered 10,000,000 shares of its common stock at $.05 per share pursuant to Rule stock in exchange for a promissory note of $127,100, which was also previously classified as a stock subscription thereby reducing stockholder's equity. These promissory notes were callable on demand and were accruing interest at a rate of 2% per annum. As of December 31, 2001, the Company has decided to write off all these promissory notes together with related accrued interest receivable of $ 10,175 as it believes that these promissory notes no longer have any realizable values.

e)    Shares Issued for Services Rendered

In June 2001, 2,049,091 shares of common stock were issued in exchange for services rendered at a value of $100,500, or $.05 per share, including a total of 1,622,728 shares issued to the Chairman as compensation.

China Xin Network Media Corporation and Subsidiary
(Formerly Frefax, Inc. and Subsidiary)(A Development Stage Company)


Notes to Consolidated Interim Financial Statements
As at December 31, 2001


8.    Stockholders' Deficiency (Cont'd)

f) As of the date of the reverse merger, with CXN, subsequently referred to as the Company, Frefax Inc., had no assets or liabilities. Furthermore the former Chairman of Frefax Inc., has signed a statutory declaration to personally indemnify the Company for any unrecorded liabilities and third party claims, if any, that may arise in the future.

As a result of the issuance of 28,836,566 new shares of common stock, Frefax Inc., exceeded its Authorized Share Capitals by 331,657 shares .

On January 4, 2002, the Company obtained approval to amend and restate its Articles of Incorporation to reflect the increase to its Authorized Share Capital. Simultaneously the authorities accepted the change of the Company's name to China Xin Network Media Corporation,



9.    Related Party Transactions

In June 2001, 1,622,728 shares of common stock were issued to the Chairman for compensation at a value of $80,000, or $0.05 per share.


10.   Subsequent Events

On January 4, 2002, the Company obtained approval to amend and restate its Articles of Incorporation to reflect the increase to its Authorized Share Capital. Simultaneously the authorities accepted the change of the Company's name to China Xin Network Media Corporation,

The Company currently trades on the Pink Sheets under the symbol CXIN .

On January 25th , 2002, the Company has made the necessary arrangements to file a request to list its shares on the OTCBB.