Form 10QSB/A
period 2001-12-31
CHINA XIN NETWORK MEDIA CORP
filed 2002-03-18
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                     AMENDED



                                   (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended: December 31, 2001
                            As amended March 18, 2002

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

   ITEM 1. FINANCIAL STATEMENTS........................................2
   -----------------------------
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..........................2
   ------------------------------------------
   ITEM 2. PLAN OF OPERATION...........................................3
   --------------------------

PART II -- OTHER INFORMATION...........................................5
----------------------------

   ITEM 1. LEGAL PROCEEDINGS...........................................5
   --------------------------
   ITEM 2. CHANGES IN SECURITIES.......................................5
   ------------------------------
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................5
   ---------------------------------------
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........5
   ------------------------------------------------------------
   ITEM 5. OTHER INFORMATION...........................................5
   --------------------------
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................6
   -----------------------------------------
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.........................F1
   ------------------------------------------

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

At the end of this filing are attached audited financial statements for Frefax (now known as China Xin Network media Corporation) and subsidiary, for the period ending December 31, 2001, which are submitted in compliance with item 310
(b) of Regulation SB. These financials have been amended at the request of the SEC.


                           Frefax, Inc. and Subsidiary
                          (A Development Stage Company)
                    Consolidated Interim Financial Statements
                     For the Period Ended December 31, 2001
                                       and
           Cumulative Period From October 19, 2000 (date of inception)
                              to December 31, 2001




Contents
Review Engagement Report                                                F-1
Unaudited Consolidated Interim Balance Sheet                            F-2
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                           F-3
Unaudited Consolidated Interim Statement of Stockholders' Deficiency    F-4
Unaudited Consolidated Interim Statement of Cash Flows                  F-5
Unaudited Consolidated Interim Notes to Financial Statements            F-6

ITEM 2. PLAN OF OPERATION

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


Forms 8-K
During the second quarter, covered by this filing, a Form 8-K was filled on November 28, 2001 reflecting change of control following merger with China Xin Network. (Canada) Inc. This form was further amended on January 10th, to include all the financials. On February 21, 2002, the SEC requested that the financials be amended reflect the financials of CXN only. This was filed on March 15, 2002.


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

                                           China Xin Network Media Corporation
                                                    (Registrant)






March 18, 2002.                  /s/ Mr. Jean-Francois Amyot
                                    ---------------------------
                                    Mr. Jean-Francois Amyot
                                    CEO & Chairman

                           Frefax, Inc. and Subsidiary
                          (A Development Stage Company)
                    Consolidated Interim Financial Statements
                     For the Period Ended December 31, 2001
                                       and
           Cumulative Period From October 19, 2000 (date of inception)
                              to December 31, 2001

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Financial Statements
December 31, 2001



Contents
Review Engagement Report                                                F-1
Unaudited Consolidated Interim Balance Sheet                            F-2
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                           F-3
Unaudited Consolidated Interim Statement of Stockholders' Deficiency    F-4
Unaudited Consolidated Interim Statement of Cash Flows                  F-5
Unaudited Consolidated Interim Notes to Financial Statements            F-6




REVIEW ENGAGEMENT REPORT

To the Shareholders of
Frefax, Inc. and Subsidiary
(A Development Stage Company)

We have reviewed the consolidated interim balance sheet of Frefax, Inc. and Subsidiary (a development stage company) as at December 31, 2001 and the consolidated interim statements of operations and comprehensive income (loss) and cash flows for the period October 1, 2001 to December 31, 2001 and from October 19, 2000 (date of inception) to December 31, 2000 and cumulative from October 19, 2000 (date of inception) to December 31, 2001. Our review was made in accordance with generally accepted standards in the Unites States of America for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these interim consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these interim consolidated financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States of America.

//s Fine & Associates
Fine & Associates
Chartered Accountants

Montreal, Quebec
March 4, 2002




Frefax, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Interim Balance Sheet
As at December 31, 2001
(Unaudited)



                                                                                                             2001
                                                                                                             US$

Assets

Current
  Cash                                                                                                        77,784
  Receivable use tax                                                                                          25,988
                                                                                                              ------

                                                                                                             103,772

Capital Assets (Note 2(d))                                                                                    71,341

                                                                                                           $ 175,113

Liabilities

Current

  Accrued expenses                                                                                          $ 50,055
  Accrued expenses - related party                                                                             9,112
  Loans from related parties                                                                                  37,223

                                                                                                              96,390

Loans Payable (Note 7)                                                                                       744,325

                                                                                                             840,715

Shareholders' Deficiency
  Common stock - $.001 par value, 50,000,000 shares
  Authorized - 50,331,657 shares issued and outstanding                                                       50,332
  Paid-in capital deficiency                                                                                 (87,472)
  Accumulated deficit during the development stage                                                          (628,462)

                                                                                                            (665,602)

                                                                                                           $ 175,113



See accompanying notes

Approved on Behalf of the Board:

//s Jean-Francois Amyot Director

//s Raymond Boisvert Director

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Operations and Comprehensive Income (Loss) (Unaudited)






                                                                              From               From               Cumulative
                                                                         Oct.  1,2001          Oct 19, 2000           Ended
                                                                           Period           date of inception)     Oct 19 2000
                                                                              to                  to           (date of inception)
                                                                            Dec. 31,            Dec. 31,            to Dec 31
                                                                            2001                2000                  2001
                                                                              US$                 US$                  US$


Income                                                             $         -     $         -                $     -

Expenses

  Selling, general and administrative expenses                              234,586           576              628,462



Loss before Provision for Income Taxes                                    (234,586)         (576)             (628,462)

Provision for Income Taxes                                                   -             -                         -


Comprehensive Net (Loss)                                              $   (234,586)     $   (576)           $ (628,462)



Basic:

  Net loss                                                                       0             0



Weighted Avg. Number of Common S/O                                      50,331,657         50,331,657         50,331,657



See accompanying notes

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Deficiency For the Period from October 19, 2000 (date of inception) to December 31, 2001 (Unaudited)





                                                                           Accumulated
                                                                             Deficit      Accumulated
                                                                Paid-in   during the       other         Stock         Total
                                          Common Stock         Capital     Development    Comprehensive  Subscriptions Stockholders'
                                   Shares            Amount    Deficiency    Stage         Income (Loss) Receivable    Deficiency
                                                      US$        US$          US$            US$              US$           US$


Balances at June 30, 2001          21,495,091       21,495     279,315      (139,877)      (10,807)    (196,349)      (46,223)

November 8, 2001 issuance of
common stock in connection with
acquisition of subsidiary          28,836,566       28,837     366,787)      139,877        10,807      196,349         9,083

Net loss for the period
Oct 19, 2000,
(date of inception)
to Sept 30, 2001                       -            -           -           (393,876)        -           -           (393,876)

Net loss for the period
Oct 1, 2001 to
  December 31, 2001                    -            -           -           (234,586)        -           -           (234,586)


                                   50,331,657       50,332     (87,472)     (628,462)        -           -           (665,602)



See accompanying notes

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Cash Flows For the Period Ended
(Unaudited)



                                                                                        October 1,        October 19, 2000
                                                                                          2001 to       (date of inception) to
                                                                                       December 31,          December 31, 2001
                                                                                            US$                   US$

Cash Flows from Operating Activities
  Net loss                                                                              $ (234,586)         $ (628,462)
  Adjustments to reconcile net loss to net
    Cash used for operating activities:
    Depreciation                                                                             4,032               8,354
    Decrease in prepaids and deposits                                                       19,962              -
    Increase in recoverable use tax                                                         (6,839)            (25,988)
    Decrease in accrued expenses                                                            33,348              50,054
    Decrease in accrued expenses - related parties                                         (65,859)                112
                                                                                           --------                ---

Net Cash used for Operating Activities                                                    (249,942)           (595,930)
                                                                                          ---------           ---------

Cash Flows from Investing Activities
  Purchase of capital assets                                                               (15,344)            (79,694)
                                                                                           --------            --------

Net Cash used for Investing Activities                                                     (15,344)            (79,694)
                                                                                           --------            --------

Cash Flows from Financing Activities
  Increase in loans payable                                                                335,021             744,325
  Increase in capital stock                                                                 19,754              28,837
  Write-off of deficit to paid-in capital                                                  139,877             139,877
  Write-off of other comprehensive income to paid-in capital                                10,807              10,807
  Write-off of stock subscription receivable to paid-in capital                            196,349             196,349
  Decrease in paid-in capital                                                             (366,787)           (366,787)
                                                                                          ---------           ---------

Net Cash Provided by Financing Activities                                                  335,021             753,408
                                                                                           -------             -------

Net Increase in Cash                                                                        69,735              77,784
Cash - Beginning of Period                                                                   8,049              -
                                                                                             -----              -----

Cash - End of Period                                                                      $ 77,784            $ 77,784

Supplemental disclosure of non-cash flow information: Cash paid during the year for:
    Interest                                                                         $      -           $       -
    Income taxes                                                                            -                   -
                                                                                     $      -           $       -



See accompanying notes
                                       F-5

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements As at December 31, 2001 (Unaudited)

1.       Background and Organization

Frefax Inc. was incorporated in the State of Florida on September 26, 1997 as Central Group Inc.

On November 8, 2001, Frefax Inc. acquired China Xin Network (Canada) Inc., (the Company), a Canadian corporation. Under the acquisition agreement, Frefax Inc. acquired all of the outstanding common stock of the Company in exchange for 28,836,566 newly issued common shares of its common stock issued on a 2 for 1 basis to the existing shareholders of the Company. The acquisition was treated as a reverse acquisition.

In order to provide meaningful comparatives, the accompanying historical financial statements relating to periods prior to November 8, 2001 are those of the Company. Since Frefax Inc. did not have any assets or liabilities on November 8, 2001, all amounts reflected in its Stockholder's deficiency were written off by the Company. Furthermore in this connection, the former Chairman of Frefax Inc. has signed a statutory declaration to personally indemnify the Company for any unrecorded liabilities and their party claims if any, that may arise in the future.

As a result of the issuance of 28,836,566 new shares of common stock, Frefax Inc. was in excess of its 50,000,00 authorized shares by 331,657 shares. As stated in Note 9, Frefax Inc. on January 4, 2002 amended and restated its Articles of Incorporation to reflect the increased Authorized Share Capital.

2. Accounting Policies

a)       Basis of Presentation

The Company is considered to be a development stage company as of December 31, 2001 since planned principal operations have not yet commenced.

b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company from October 19, 2000 (date of inception) after elimination of all significant intercompany transaction and accounts.

c) Cash and Cash Equivalent

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements As at December 31, 2001 (Unaudited)

3.  Accounting Policies (Cont'd)

d) Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost less accumulated depreciation which is provided on the straight-line basis over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.

e) Income Taxes

The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and foreign income tax reporting purposes. As at December 31, 2001, these amounts were Nil.

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

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements As at December 31, 2001 (Unaudited)

4.       Effect of New Accounting Standards

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

5. Going Concern The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Until such time, the Company is raising investment capital to cover its ongoing operating costs.

6. Accrued Expenses Related Party Accrued expenses at December 31, 2001 consist of $9,000 professional fees which have been subsequently paid directly by the Company's President.

7. Provision for Income Tax Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and income tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed by the Company at a rate of approximately 34% for federal and 6% for state.

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements As at December 31, 2001 (Unaudited)

8. Commitments and Contingencies
a)       Insurance

The Company maintains adequate property and general liability insurance. At the date of the Balance Sheet, the Company is not aware of any claims.

b) Rent

The Company leases office space under temporary lease expiring in June 2002, and August 2003. Minimum monthly payments are approximately $8,726.

9 . Loans Payable The loans payable bear interest at prime + 2% and are convertible into common shares of the Company at the option of the holder at a rate of $0.125 per common share for a total of 6,020,932 common shares and 6,005,632 warrants.

As of December 31st, 2001, the majority of the holders of the loans payable have agreed to the conversion privilege.

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements As at December 31, 2001 (Unaudited)

10. Stockholders' Deficiency

On November 8, 2001, Frefax Inc. acquired the Company. Under the acquisition agreement, Frefax Inc. acquired all of the outstanding common stock of the Company in exchange for 28,836,566 newly issued common shares of its common stock issued on a 2 for 1 basis to the existing shareholders of the Company. The acquisition was treated as a reverse acquisition.

In order to provide meaningful comparatives, the accompanying historical financial statements relating to periods prior to November 8, 2001 are those of the Company. Since Frefax Inc. did not have any assets or liabilities on November 8, 2001, all amounts reflected in its Stockholder's deficiency were written off by the Company. Furthermore in this connection, the former Chairman of Frefax Inc. has signed a statutory declaration to personally indemnify the Company for any unrecorded liabilities and their party claims if any, that may arise in the future.

As a result of the issuance of 28,836,566 new shares of common stock, Frefax Inc. was in excess of its 50,000,00 authorized shares by 331,657 shares. As stated in Note 9, Frefax Inc. on January 4, 2002 amended and restated its Articles of Incorporation to reflect the increased Authorized Share Capital.

11.  Subsequent Events

On November 8, 2001, Frefax Inc. a US public company acquired 100% of the issued and outstanding shares of the Company. In exchange Frefax Inc. issued 28,836,566 issued common shares on a 2 for 1 basis to the existing shareholders of the Company. This acquisition was treated as a reverse takeover, and accordingly the accompanying historical financial statements relating to periods prior to November 8, 2001 are those of the Company.

As of November 8, 2001, Frefax Inc. did not have any assets or liabilities. Furthermore, the former Chairman of the Company has signed a statutory declaration to personally indemnify the Company for any unrecorded liabilities and third party claims if any, that may arise in the future.

As a result of the issuance of 28,836,566 new shares of common stock, Frefax Inc. was in excess of its 50,000,000 authorized share capital by 331,657 shares. On January 4, 2002 Frefax Inc. amended and restated its Articles of Incorporation to reflect the increased Authorized Share Capital. On the same date, Frefax Inc. changed its name to CHINA XIN NETWORK MEDIA CORPORATION. Accordingly the Company has now become a wholly owned subsidiary of CHINA XIN NETWORK MEDIA CORPORATION.