Form 10QSB/A
period 2001-12-31
CHINA XIN NETWORK MEDIA CORP
filed 2002-03-28
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                     AMENDED



                                   (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                         For the quarterly period ended:
                     December 31, 2001 As amended March 18,
                         2002 and amended March 27, 2002


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

                       China Xin Network Media Corporation
                                  (Registrant)






March 27, 2002.                  /s/ Mr. Jean-Francois Amyot
                                    ---------------------------
                                     Mr. Jean-Francois Amyot
                                     CEO & Chairman

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



See accompanying notes

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Cash Flows For the Period Ended
(Unaudited)




                                                                             October 1,    October 19 2000    October 19, 2000
                                                                              2001 to   (date of inception) (date of inception
                                                                           December 31,   to December 31,      to December 31
                                                                                2001           2000              2001
                                                                                US$             US$               US$


Cash Flows from Operating Activities
  Net loss                                                                 $ (234,586)       $  (  576)      $ (628,462)
  Adjustments to reconcile net loss to net
    Cash used for operating activities:
    Depreciation                                                                4,032               -             8,354
    Decrease in prepaids and deposits                                          19,962               -               -
    Increase in recoverable use tax                                            (6,839)              -           (25,988)
    Accrued Expenses                                                                               576
    Decrease in accrued expenses                                               33,348               -            50,054
    Decrease in accrued expenses - related parties                            (65,859)              -
112
                                                                             ---------           -------      ----------


Net Cash used for Operating Activities                                       (249,942)              -          (595,930)
                                                                             ---------           -------      ----------

Cash Flows from Investing Activities
  Purchase of capital assets                                                  (15,344)              -           (79,694)
                                                                              --------           -------        --------

Net Cash used for Investing Activities                                        (15,344)              -           (79,694)
                                                                              --------           -------        --------

Cash Flows from Financing Activities
  Proceeds from initial capitalization of company and sale of common stock       -                9,083          -
  Increase in loans payable                                                   335,021               -           744,325
  Increase in capital stock                                                    19,754               -            28,837
  Write-off of deficit to paid-in capital                                     139,877               -           139,877
  Write-off of other comprehensive income to paid-in capital                   10,807               -            10,807
  Write-off of stock subscription receivable to paid-in capital               196,349               -           196,349
  Decrease in paid-in capital                                                (366,787)              -          (366,787)
                                                                             ---------            -------       ---------

Net Cash Provided by Financing Activities                                     335,021             9,083         753,408
                                                                              -------             -------       -------

Net Increase in Cash                                                           69,735             9,083          77,784
Cash - Beginning of Period                                                      8,049               -               -
                                                                                -----             -------        -------

Cash - End of Period                                                         $ 77,784           $ 9,083        $ 77,784

Supplemental disclosure of non-cash flow information: Cash paid during the year for:
    Interest                                                                 $      -           $    -         $  -
    Income taxes                                                                    -                -            -
                                                                             $      -           $    -         $  -




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

                         China Xin Network (Canada) Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                      For the Period Ended November 7, 2001
                                       and
 Cumulative Period From October 19, 2000 (date of inception) to November 7, 2001



China Xin Network (Canada) Inc.
(A Development Stage Company)

Interim Financial Statements
November 7, 2001

Contents                                                        F-11
Review Engagement Report                                        F-12
Unaudited Interim Balance Sheet                                 F-13
Unaudited Interim Statements of Operations and Comprehensive
  Income (Loss)                                                 F-14
Unaudited Interim Statement of Stockholders' Deficiency         F-15
Unaudited Interim Statement of Cash Flows                       F-16
Unaudited Notes to Interim Financial Statements                 F-17

REVIEW ENGAGEMENT REPORT

To the Shareholders of
China Xin Network (Canada) Inc.
(A Development Stage Company)

We have reviewed the interim balance sheet of China Xin Network (Canada) Inc. as at November 7, 2001 and the interim statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for the period then ended from July 1, 2001 to November 7, 2001 and cumulative from October 19, 2000 (date of inception) to November 7, 2001. Our review was made in accordance with generally accepted standards in the United States of America for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States of America.



//s Fine & Associates
Fine & Associates
Chartered Accountants


Montreal, Quebec
March 4, 2002

China Xin Network (Canada) Inc.
(A Development Stage Company)

Interim Balance Sheet
As at November 7, 2001
(Unaudited)

                                                                                                                2001
                                                                                                                 US$

Assets

Current

  Prepaid and deposits                                                                                       $ 9,339
  Loan receivable - employees                                                                                  1,912
  Receivable use tax                                                                                          22,137

                                                                                                              33,388

Capital Assets                                                                                                66,148
                                                                                                              ------

                                                                                                            $ 99,536

Liabilities

Current

  Bank indebtedness                                                                                          $ 3,088
  Accrued expenses                                                                                            81,477
  Accrued expenses - related party                                                                            14,746

                                                                                                              99,311

Loans Payable (Note 7)                                                                                       443,664

                                                                                                             542,975
Shareholders' Deficiency

Stockholders' deficiency
  Class "A" common stock - no par value, unlimited shares
  Authorized - 14,418,283 shares issued and outstanding                                                        9,083

Deficit                                                                                                     (452,522)

                                                                                                            (443,439)

                                                                                                           $  99,536

See accompanying notes

Approved on Behalf of the Board:
//s  Jean-Francois Amyot  Director
//s  Raymond Boisvert  Director

China Xin Network (Canada) Inc.
(A Development Stage Company)


Interim Statement of Operations and Comprehensive Income (Loss)
(Unaudited)

                                                                                                      Cumulative
                                                                                                       period from
                                                                                                         October
                                                                                        From            19, 2000
                                                                                     July 1, 2001       (date of
                                                                                          to          inception) to
                                                                                     November 7,        November 7,
                                                                                          2001               2001
                                                                                          US$                US$


Income                                                                              $      -           $      -



Expenses

  Selling, general and administrative expenses                                             58,646            452,522
                                                                                          -------            --------



Loss before Provision for Income Taxes                                                    (58,646)          (452,522)

Provision for Income Taxes                                                                 -                  -


Comprehensive Net (Loss)                                                                $ (58,646)        $ (452,522)


See accompanying notes

China Xin Network (Canada) Inc.
(A Development Stage Company)


Interim Statement of Stockholder's Deficiency
For the period from October 19, 2000 (date of inception) to November 7, 2001 (Unaudited)




                                                                                                                          US$
                                              Class "A"                                            US$                   Total
                                             Common Stock                      US$             Accumulated           Stockholders'
                                                 Shares                      Amount             Deficit              Deficiency
                                             -----------                     ------            -----------           ----------

Issuance of Class "A" common stock
  upon capitalization of company                 14,418,283                   $ 9,083        $    -                      $ 9,083

Net loss from date of inception
 (October 19, 2000 to June 30, 2001)                 -                         -                (117,429)               (117,429)


Balances at June 30, 2001                        14,418,283                     9,083           (117,429)               (108,346)

Net loss from (July 1, 2001 -
  September 30, 2001)                               -                          -                (276,447)               (276,447)


Balance at September 30, 2001                    14,418,283                     9,083           (393,876)               (384,793)

Net loss from October 1, 2001
   to November 7 2001                                -                         -                 (58,646)                (58,646)


                                                 14,418,283                   $ 9,083         $ (452,522)             $ (443,439)


See accompanying notes


China Xin Network (Canada) Inc.
(A Development Stage Company)

Interim Statement of Cash Flows
For the Period Ended
(Unaudited)

                                                                                                           Cumulative
                                                                                                           period from
                                                                                                        October 19, 2000
                                                                                      From July 1,          (date of
                                                                                         2001 to          inception) to
                                                                                       November 7,          November 7,
                                                                                           2001                 2001
                                                                                            US$                  US$

Cash Flows from Operating Activities
  Net loss                                                                               $ (58,646)         $ (452,522)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation                                                                            -                    4,322
  (Increase) decrease in:
    Recoverable use tax                                                                     (2,988)            (22,137)
    Prepaids and deposits                                                                   10,623              (9,339)
    Loan receivable - employees                                                             (1,912)             (1,912)
    Accrued expenses - related party                                                       (51,225)             14,746
    Accrued expenses                                                                        64,771              81,477
                                                                                            ------              ------

Net Cash used for Operating Activities                                                     (39,377)           (385,365)
                                                                                           --------           ---------

Cash Flows from Investing Activities

  Purchase of furniture, fixtures and equipment                                             (6,120)            (70,470)

Net Cash used for Investing Activities                                                      (6,120)            (70,470)
                                                                                            -------            --------

Cash Flows from Financing Activities

  Proceeds from initial capitalization of company
    and from sale of common stock                                                           -                    9,083
  Bank advances                                                                              3,088               3,088
  Loans payable                                                                             34,360             443,664

Net Cash Provided by Financing Activities                                                   37,448             455,835
                                                                                            ------             -------
Net Decrease in Cash                                                                        (8,049)             -

Cash - Beginning of Period                                                                  (8,049)             -
                                                                                            -------             -
Cash - End of Period                                                                  $     -           $       -

Supplemental disclosure of non-cash flow information: Cash paid during the year for:
    Interest                                                                          $     -           $       -
    Income taxes                                                                            -                   -
                                                                                      $     -           $       -

See accompanying notes

China Xin Network (Canada) Inc.
(A Development Stage Company)

Notes to Financial Statements
As at November 7, 2001
(Unaudited)

1. Organization
      China Xin Network Inc. (the Company) is a Federal Registered Canadian Company with its head office in Montreal, Canada. The Company is a Canadian based provider of financial, economic and business information on China. CXN presently operates from its head office in Montreal and has a staff of 15 editors, translators and support staff in its Beijing China editorial office.

      The Company was incorporated on October 19, 2000 (date of inception) to acquire the exclusive commercialisation rights to the most reliable and timely financial, economic and business financial information on China, published by an agency of the People's Republic of China, the China Economic Information Network (CEINet). On May 25, 2001, the Company signed an exclusive agreement with CEINet.

      Under the terms of the agreement, the Company has a 12 year exclusive global distribution rights to disseminate information published by CEINet, in English, French and Spanish and in Chinese outside China,. The Company's goal is to be the preferred provider of financial, economic and business information on China. Subscribers will depend on the Company's financial news, in-depth research reports and market reviews, which will be written and edited using the best available practices and quality control expected by global audience.

2.    Accounting Policies
      a)    Basis of Presentation

            The Company is considered to be a development stage company as of November 7, 2001 since planned principal operations have not yet commenced.

      b)    Cash and Cash Equivalent

            The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

      c)    Furniture, Fixtures and Equipment

            Furniture, fixtures and equipment are recorded at cost less accumulated depreciation which is provided on the straight-line basis over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.

      d)    Income Taxes

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

China Xin Network (Canada) Inc.
(A Development Stage Company)

Notes to Interim Financial Statements
As at November 7, 2001
(Unaudited)

2.    Accounting Policies - Cont'd
      e)    Use of Estimates

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

      f)    Fair Value Disclosure at November 7, 2001

            The carrying value of recoverable use tax, loan receivable - unsecured, accrued expenses - related party, and loans from related party is a reasonable estimate of their fair value.

      g)    Foreign Currency Translation

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

3.    Going Concern
      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Until such time the Company is raising investment capital to cover its ongoing operating costs.

4.    Accrued Expenses Related Party
      Accrued expenses at November 7, 2001 consist of $ 14,746 represents management fees charged by the Company's officers.

5.    Provisions for Income Tax
      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and income tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed by the Company at a rate of approximately 34% for federal and 7% for provincial.

China Xin Network (Canada) Inc.
(A Development Stage Company)

Notes to Financial Statements
As at November 7, 2001
(Unaudited)

6.       Commitments and Contingencies
a)       Rent

         The company leases office spaces under temporary lease arrangements expiring in June 2002 and August 2003. Minimum monthly payments are $ 8,726.

b)       Insurance

         The  Company   maintains   adequate   property  and  general  Liability
         insurance. At the date of the balance sheet the Company is not aware of any claims.

         7. Loans  Payable

         The loans payable bear interest at prime + 2% and are convertible at the option of the holder at a rate of $ 0.125 per common share for a total conversion of 3,307,261 common shares and 3,291, 961 warrants.


8.       Subsequent Event

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


Frefax, Inc. and Subsidiary
(A Development Stage Company)

Financial Statements
December 31, 2001

Contents
Review Engagement Report                                                F-21
Unaudited Consolidated Interim Balance Sheet                            F-22
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                           F-23
Unaudited Consolidated Interim Statement of Stockholders' Deficiency    F-24
Unaudited Consolidated Interim Statement of Cash Flows                  F-25
Unaudited Consolidated Interim Notes to Financial Statements            F-26

REVIEW ENGAGEMENT REPORT

To the Shareholders of
Frefax, Inc. and Subsidiary
(A Development Stage Company)

We have reviewed the consolidated interim balance sheet of Frefax, Inc. and Subsidiary (a development stage company) as at December 31, 2001 and the consolidated interim statements of operations and comprehensive income (loss) and cash flows for the period then ended from November 8, 2001 to December 31, 2001. Our review was made in accordance with generally accepted standards in the Unites States of America for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

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


//s  Fine & Associates
Fine & Associates
Chartered Accountants


Montreal, Quebec
March 4, 2002

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Interim Balance Sheet
As at December 31, 2001
(Unaudited)

                                                                                                             2001
                                                                                                              US$

Assets

Current

  Cash                                                                                                      $ 77,784
  Receivable use tax                                                                                          25,988
                                                                                                              ------

                                                                                                             103,772

Capital Assets (Note 2(d))                                                                                    71,341
                                                                                                              ------

                                                                                                           $ 175,113


Liabilities

Current

  Accrued expenses                                                                                          $ 50,055
  Accrued expenses - related party                                                                             9,112
  Loans from related parties                                                                                  37,223
                                                                                                              ------

                                                                                                              96,390

Loans Payable (Note 7)                                                                                       744,325
                                                                                                             -------

                                                                                                             840,715
Shareholders' Deficiency

  Common stock - $.001 par value, 50,000,000 shares
  Authorized - 50,331,657 shares issued and outstanding                                                       50,332
  Paid-in Capital Deficiency                                                                                 (87,472)
  Accumulated deficit during the development stage                                                          (628,462)
                                                                                                            ---------

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

See accompanying notes

Approved on Behalf of the Board:
//s  Jean-Francois Amyot  Director
//s Raymond Boisvert Director

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Operations and Comprehensive Income (Loss) (Unaudited)


                                                                                         From                Cumulative
                                                                                       November             period ended
                                                                                        8, 2001            October19,2000
                                                                                          to           (date of inception)
                                                                                     December 31,         to December 31,
                                                                                          2001                    2001
                                                                                          US$                      US$


Income                                                                           $         -        $         -


Expenses

  Selling, general and administrative expenses                                            175,940            628,462


Loss before Provision for Income Taxes                                                   (175,940)          (628,462)

Provision for Income Taxes                                                                 -                  -

Comprehensive Net (Loss)                                                             $   (175,940)      $   (628,462)


Basic:

  Net loss                                                                                      0                  0



Weighted Average Number of Common Shares Outstanding                                   50,331,657         50,331,657



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


Balances at June 30, 2001                21,495,091     21,495    279,315    (139,877)    (10,807)      (196,349)       (46,223)

November 8, 2001 issuance of
common stock in connection with
the acquisition of subsidiary            28,836,566     28,837   (366,787)    139,877      10,807        196,349          9,083

Net loss for the period Oct. 19, 2000
(date of inception) to Nov. 7, 2001          -          -          -         (452,522)      -             -            (452,522)

Net loss for the period Nov. 8, 2001 to
December 31, 2001                            -          -          -         (175,940)      -             -            (175,940)


                                         50,331,657     50,332    (87,472)   (628,462)      -             -            (665,602)


See accompanying notes

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Cash Flows
For the Period Ended
(Unaudited)

                                                                                       November 8,         October 19,
                                                                                          2001          2000 (date of inception)
                                                                                           to                   to
                                                                                       December 31,         December 31,
                                                                                           2001                 2001
                                                                                            US$                  US$

Cash Flows from Operating Activities
  Net loss                                                                              $ (175,940)         $ (628,462)
  Adjustments to reconcile net loss to net
    Cash used for operating activities:
    Depreciation                                                                             2,688               8,354
    Decrease in prepaids and deposits                                                        9,339              -
    Increase in recoverable use tax                                                         (3,851)            (25,988)
    Decrease in accrued expenses                                                           (31,422)             50,054
    Decrease in accrued expenses - related parties                                         (14,634)                112
    Decrease in loan receivable - employees                                                  1,912              -
                                                                                             -----              --

Net Cash used for Operating Activities                                                    (211,908)           (595,930)
                                                                                          ---------           ---------

Cash Flows from Investing Activities
  Purchase of capital assets                                                                (7,881)            (79,694)

Net Cash used for Investing Activities                                                      (7,881)            (79,694)
                                                                                            -------            --------

Cash Flows from Financing Activities
  Increase in loans payable                                                                300,661             744,325
  Increase in capital stock                                                                 19,754              28,837
  Write-off of deficit to paid-in capital                                                  139,877             139,877
  Write-off of other comprehensive income to paid-in capital                                10,807              10,807
  Write-off of stock subscription receivable to paid-in capital                            196,349             196,349
  Decrease in paid-in capital                                                             (366,787)           (366,787)
  Decrease in bank advances                                                                 (3,088)             -
                                                                                            -------             ------

Net Cash Provided by Financing Activities                                                  297,573             753,408
                                                                                           -------             --------

Net Increase in Cash                                                                        77,784              77,784
Cash - Beginning of Period                                                                  -                   -
Cash - End of Period                                                                      $ 77,784            $ 77,784

Supplemental disclosure of non-cash flow information: Cash paid during the year for:
    Interest                                                                         $      -           $       -
    Income taxes                                                                            -                   -
                                                                                     $      -           $       -

See accompanying notes

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at December 31, 2001
(Unaudited)

1. Backgrounds and Organization

         On November 8, 2001, Frefax Inc. acquired China Xin Network (Canada) Inc., (the Company) a Canadian corporation. Under the acquisition agreement, Frefax Inc. acquired all of the outstanding common stock of the Company in exchange for 28,836,566 newly issued common shares issued on a 2 for 1 basis to the existing shareholders of the Company. The acquisition was treated as a reverse acquisition, and accordingly the accompanying historical financial statements relating to periods prior to November 8, 2001 are those of the Company.

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

3.    Going Concern

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Until such time the company is raising investment capital to cover its ongoing operating costs.

4.    Accrued Expenses Related Party

      Accrued expenses at December 31, 2001 consist of $9,000 professional fees, which have been paid subsequently by the Company's President.

5. Provisions for Income Tax

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

 Frefax, Inc. and Subsidiary
(A Development Stage Company)


Notes to Consolidated Interim Financial Statements
As at December 31, 2001
(Unaudited)


8.       Stockholders' Deficiency

a) As of the date of the reverse merger, with CXN, H subsequently referred to as the Company, Frefax Inc. had no assets or liabilities. Furthermore, the former Chairman of Frefax Inc. has signed a statutory declaration to personally indemnify the Company for any unrecorded liabilities and third party claims, if any, that may arise in the future.

         As a result of the issuance of 28,836,566 new shares of common stock, Frefax Inc. exceeded its Authorized Share Capitals by 331,657 shares.

         On January 4, 2002, the Company obtained approval to amend and restate its Articles of Incorporation to reflect the increase to its Authorized Share Capital. Simultaneously the authorities accepted the change of the Company's name to China Xin Network Media Corporation.


   9.     Subsequent Events

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



Frefax, Inc. and Subsidiary
(A Development Stage Company)




Financial Statements
December 31, 2001



Contents
Review Engagement Report                                                F-32
Unaudited Consolidated Interim Balance Sheet                            F-33
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                           F-34
Unaudited Consolidated Interim Statement of Stockholders' Deficiency    F-35
Unaudited Consolidated Interim Statement of Cash Flows                  F-36
Unaudited Consolidated Interim Notes to Financial Statements            F-37

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


See accompanying notes

Frefax, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Cash Flows
For the Period Ended
(Unaudited)

                                                                                        October 1,        October 19, 2000
                                                                                          2001 to       (date of inception) to
                                                                                       December 31,          December 31,
                                                                                           2001                  2001
                                                                                            US$                   US$

Cash Flows from Operating Activities
  Net loss                                                                              $ (234,586)         $ (628,462)
  Adjustments to reconcile net loss to net
    Cash used for operating activities:
    Depreciation                                                                             4,032               8,354
    Decrease in prepaids and deposits                                                       19,962              -
    Increase in recoverable use tax                                                         (6,839)            (25,988)
    Decrease in accrued expenses                                                            33,348              50,054
    Decrease in accrued expenses - related parties                                         (65,859)                112
                                                                                           --------                ---

Net Cash used for Operating Activities                                                    (249,942)           (595,930)
                                                                                          ---------           ---------

Cash Flows from Investing Activities
  Purchase of capital assets                                                               (15,344)            (79,694)
                                                                                           --------            --------

Net Cash used for Investing Activities                                                     (15,344)            (79,694)
                                                                                           --------            --------

Cash Flows from Financing Activities
  Increase in loans payable                                                                335,021             744,325
  Increase in capital stock                                                                 19,754              28,837
  Write-off of deficit to paid-in capital                                                  139,877             139,877
  Write-off of other comprehensive income to paid-in capital                                10,807              10,807
  Write-off of stock subscription receivable to paid-in capital                            196,349             196,349
  Decrease in paid-in capital                                                             (366,787)           (366,787)
                                                                                          ---------           ---------

Net Cash Provided by Financing Activities                                                  335,021             753,408
                                                                                           -------             -------

Net Increase in Cash                                                                        69,735              77,784
Cash - Beginning of Period                                                                   8,049              -
                                                                                             -----              -----

Cash - End of Period                                                                      $ 77,784            $ 77,784

Supplemental disclosure of non-cash flow information: Cash paid during the year for:
    Interest                                                                         $      -           $       -
    Income taxes                                                                            -                   -
                                                                                     $      -           $       -

See accompanying notes