Form 10QSB
period 2002-03-31
CHINA XIN NETWORK MEDIA CORP
filed 2002-05-14
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2002


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

                        Commission file number: 000-29915

                   CHINA XIN NETWORK MEDIA CORPORATION (Exact name of small business issuer as specified in its charter)

            FLORIDA                                     65-0786722
(State or other jurisdiction of               (IRS  Employer Identification No.)
 incorporation or organization)

              1255 Peel Street, Suite 550, Montreal, Quebec Canada
                     H3B 2T9 (Address of principal executive
                                    offices)

                     Tel: (514)398-0515 Fax: (514) 398-9901
                           (Issuer's telephone number)





APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,816,657 as of April 14, 2002.



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I-- FINANCIAL INFORMATION...........................................2
   Item 1. Financial Statements..........................................2
   Item 2. Plan of Operation.............................................3
PART II-- OTHER INFORMATION..............................................5
   Item 1. Legal Proceedings.............................................5
   Item 3. Defaults Upon Senior Securities...............................5
   Item 4. Submission of Matters to a Vote of Security Holders...........5
   Item 5. Other Information.............................................5
   Item 6. Exhibits and Reports on Form 8-K..............................5
   SIGNATURES............................................................5



PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

At the end of this filing are attached the financial statements for China Xin Network Media Corporation and subsidiary, for the period ending March 31, 2002, which are submitted in compliance with item 310 (b) of Regulation SB.

               China Xin Network Media Corporation and Subsidiary
                          (A Development Stage Company)

                              Financial Statements
                                 March 31, 2002

Contents
Review Engagement Report                                                     F-1
Unaudited Consolidated Interim Balance Sheet                                 F-2
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                                F-3
Unaudited Consolidated Interim Statement of Stockholders' Deficiency         F-4
Unaudited Consolidated Interim Statement of Cash Flows                       F-5
Unaudited Consolidated Interim Notes to Financial Statements             F-6 -10

Item 2. Plan of Operation.

CXN Media
---------
CXN Media has an exclusive 12-year contract with the China Economic Information Network (CEINet) to commercialize their content. CEINet was created by the State Information Center (SIC), as a professional information service network, responsible for producing and publishing economic information on China. CEINet has a local information network in over 150 cities and regions all across China, forming a financial information network that covers the entire country.

The SIC is a government sponsored institution under the direct management of the State Development Planning Commission (SDPC). The SDPC is a ministry of the P.R.China which reports directly to the State Council, which is China's cabinet, the highest body, of state administration.

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

CXN Media presently operates from its head office in Montreal and has a staff of 16 editors, translators and support staff in its Beijing editorial office. This number is down from 28, when part-time help was used to complete the CXN Corporate Profiles.

Expanding to Publishing
-----------------------
CXN Media will also be expending its operations in the magazine publishing business. It has engaged the services of Cyril Pereira, a consultant based in Hong Kong to assist in targeting acquisitions.

CXN Ventures
------------
CXN Media has also unofficially launched its business-consulting service under the subsidiary CXN Ventures Inc. CXN Ventures will assist individuals and corporations seeking to do business in the P.R. China. CXN Ventures will derive income from consulting fees and agency commissions.

This subsidiary will be officially launched next quarter.

Capital Needs
-------------
The company is currently negotiating debt and equity financing for an aggregate amount of $US 5million. CXN media has received a term sheet for US$ 600,000 convertible debenture and Equity-Line of Credit for US$ 4.5 million. Currently there is enough capital to cover operations till the end of May 2002.

The capital will be used for:
o        Hiring of additional key staff and sales staff;
o        Launch marketing and advertising campaign;
o        Hire additional translators and editors in China;
o        Magazine Acquisitions

The company started generating some revenues this quarter from sales, for a total of US$31,261. CXN is also looking to rationalizing its operating costs on the short term by cutting back some employee hours and by relocating its offices in Beijing and Montreal to more advantages locations.

Product Development & Catalogue
-------------------------------
During the next 6-12 months, the company will be completing the roll-out of all its content which will be made available through its portal and through various e-content aggregators.

CXN Media has presently available a complete listing of all 1144 companies listed on the Shanghai and Shenzhen stock exchanges.

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

         (i) China's Public Company Profiles Hoover's type profile for all listed companies in China's Shanghai and Shenzhen stock exchanges. Reports include company overview, leading financial ratios, two-year financial data and five-year historical stock prices. The source of this product comes from CXN research and the research center of China's State Planning & Development Commission (SPDC). Over 1100 profiles are now available for purchase on www.cxnmedia.com portal. These reports are available in XML and PDF format.
         (ii) China's Private and State Owned Company Profiles Fact sheet information on 84,000 companies including all of China's non-listed state owned enterprises and major privately owned companies.
         (iii)China Macroeconomic Reports Macroeconomic reports from the research center of China's powerful State Planning and Development Commission and two of China's prominent brokerage houses Hongyuan Securities and Beijing Securities. These reports are available in XML format.
         (iv) China's 50 Economic Expert Forum Papers produced by China's top economists on various financial & economical topics. On average, 7 papers are available each month. The source of this information is the research center of SPDC. These reports are available in XML format.
         (v) Sector Research Reports on major industries in China Sector Research Reports on major industries produced by Hongyuan Securities Co., Beijing Securities and other prominent Chinese brokerage houses.
         (vi)China Public Company Analysis In-depth coverage and investment analysis on China's domestically listed companies. The data sources of this product are prominent Chinese brokerage houses including Hongyuan Securities Co., Beijing Securities and China Securities.
         (vii) Other China Financial, Market & Economic Development Information CXN's primary data source is the research center of the SPDC. All the titles included in this section are already available in the Chinese Language. The English versions of the following titles are currently under preparation.

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

Staff
-----
The company believes it will require a staff of 75 translators and editors in its Beijing office by the end of 2002, to support its operations. The company currently has 16 employees in its Beijing office.

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

Item 6. Exhibits and Reports on Form 8-K.
Not Applicable


SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHINA XIN NETWORK MEDIA CORPORATION

Date: May 13, 2002                   /s Jean-Francois Amyot
                                     ----------------------
                                     Mr. Jean-Francois Amyot, CEO & Chairman

               China Xin Network Media Corporation and Subsidiary
                          (A Development Stage Company)

                    Consolidated Interim Financial Statements
                       For the Period Ended March 31, 2002
                                       and
           Cumulative Period From October 19, 2000 (date of inception)
                                to March 31, 2002

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)
Financial Statements
March 31, 2002

Contents                                                              F-1
Review Engagement Report                                              F-1
Unaudited Consolidated Interim Balance Sheet                          F-2
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                         F-3
Unaudited Consolidated Interim Statement of Stockholders' Deficiency  F-4
Unaudited Consolidated Interim Statement of Cash Flows                F-5
Unaudited Consolidated Interim Notes to Financial Statements          F- 6 - 9


REVIEW ENGAGEMENT REPORT
To the Shareholders of
China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

We have reviewed the consolidated interim balance sheet of China Xin Network Media Corporation and Subsidiary (a development stage company) as at March 31, 2002 and the consolidated interim statements of operations and comprehensive income (loss) and cash flows for the period then ended from October 19, 2000 (date of inception) to March 31, 2002. Our review was made in accordance with generally accepted standards in the Unites States of America for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

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

/s Fine & Associates
Fine and Associates
Chartered Accountants

Montreal, Quebec
May 7, 2002
                                      F - 1

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Consolidated Interim Balance Sheet
As at March 31, 2002
(Unaudited)


                                                                                                                US$

Assets

Current

  Cash                                                                                                     $  47,347
  Accounts Receivable                                                                                         35,799
  Receivable use tax                                                                                           5,870
  Loans Receivable--employees                                                                                  4,330
                                                                                                               -----
                                                                                                              93,346
Capital Assets (Note 2 (d) )                                                                                  80,342
                                                                                                              ------

                                                                                                           $ 173,688

Liabilities

Current

  Accrued expenses                                                                                        $  227,469
  Accrued expenses - related party                                                                             9,000
  Loans from related parties                                                                                  37,223
                                                                                                              ------
                                                                                                             273,692

Loans Payable (Note 7)                                                                                       914,491

                                                                                                           1,188,183
Shareholders' Deficiency

  Common stock - $.001 par value, 150,000,000 Shares
  Authorized - Shares issued and outstanding--53,816,657                                                      53,817
  Paid-in capital deficency                                                                                  (87,472)
  Accumulated deficit during the development stage                                                          (980,840)
                                                                                                            ---------
                                                                                                          (1,014,495)
                                                                                                           $ 173,688

See accompanying notes

Approved on Behalf of the Board:
/s Jean-Francois Amyot   Director
----------------------
/s Raymond Boisvert      Director
----------------------
                                      F -2

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Operations and Comprehensive Income (Loss) (Unaudited)



                                                                     From                   From                      Cumulative
                                                                     January 1,2002         January 1, 2001           period ended
                                                                     to                     to                        October 19,
                                                                     March 31,              March 31,                 2002 to
                                                                     2002                   2001                      March 31,
                                                                                                                      2002
                                                                     US$                    US$                           US$


Income                                                                $   31,261                   $ -                 $ 31,261

Expenses

 Selling, general and administrative expenses                            391,071                 2,851                1,019,533
 Unrealized Foreign Exchange Gains                                        (7,432)                    -                   (7,432)
                                                                         -------                     -                  -------
                                                                         383,639                 2,851                1,012,101
                                                                         -------                 -----                ---------

Loss before Provision for Income Taxes                                  (352,378)               (2,851)                (980,840)

Provision for Income Taxes                                                     -                     -


Comprehensive Net (Loss)                                              $ (352,378)             $ (2,851)              $ (980,840)



Basic:

  Net loss                                                                     0                     0                        0



Weighted Average Number of Common Shares Outstanding                  53,816,657            50,331,657               53,816,657

See accompanying notes


China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Deficiency
For the Period from October 19, 2000 to March 31, 2002
(Unaudited)

                                                                                   US$
                                                                                Accumulated     US$
                                                                       US$       Deficit    Accumulated       US$        US$
                                                                    Additional  during the    other         Stock       Total
                                                  Common Stock US$   Paid-in   Development Comprehensive Subscriptions Stockholders'
                                              Shares        Amount   Capital     Stage     Income (Loss)   Receivable   Deficiency
                                                             $         $           $             $            $             $


Balances at June 30, 2001                       21,495,091  21,495   279,315     (139,877)        (10,807)     (196,349)    (46,223)

November 8, 2001 issuance of common stock
  in connection with acquisition of subsidiary  28,836,566  28,837  (366,787)     139,877          10,807       196,349       9,083

Net loss for the period October 19, 2000
  to December 31, 2001                                   -       -         -     (628,462)              -             -    (628,462)

January 14, 2002 issuance of  common stock in    3,485,000   3,485                                                             3485
Lieu of services.

Net loss for the period January 1, 2002 to
  March 31, 2002                                         -       -         -     (352,378)              -             -    (352,378)


                                                53,816,657  53,817   (87,472)    (980,840)              -             -  (1,014,495)


See accompanying note

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Cash Flows
For the Period Ended
(Unaudited)

                                                                     From                 From                Cumulative
                                                                     January 1, 2002      January 1, 2001     period ended
                                                                     to                   to                  October 19, 2000
                                                                     March   2002         March 31, 2001      to Mar 31, 2002
                                                                     US$                             US$           US$

Cash Flows from Operating Activities
  Net loss
  Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation                                                      2,761                      -              11,115
    Increase in recoverable use tax                                  20,118                    (52)             (5,870)
    Increase in accrued expenses                                    177,414                  8,805             227,468
    Decrease in accrued expenses - related parties                     (112)                     -                   -
    Increase in loan receivable - employees                          (4,330)               (14,940)             (4,330)
   Increase in accounts receivable                                  (35,799)                     -             (35,799)
                                                                    --------                     -             --------
Net Cash used for Operating Activities                             (192,326)                (9,038)           (788,256)

Cash Flows from Investing Activities
  Purchase of capital assets                                        (11,762)                     -             (91,456)
                                                                    --------    ------------------     ---------------

Net Cash used for Investing Activities
Cash Flows from Financing Activities
  Increase in loans payable                                         170,166                      -             914,491
  Increase in capital stock                                           3,485                 32,322
  Write-off of deficit to paid-in capital                                                                      139,877
  Write-off of other comprehensive income to paid-in capital                                                    10,807
  Write-off of stock subscription receivable to paid-in capital                                                196,349
  Decrease in paid-in capital                                             -                      -            (366,787)
                                                                                                              --------
                                                                    173,651                      -             927,059
                                                                    -------                                    -------
Net Cash Provided by Financing Activities
Net (Decrease )Increase in Cash                                     (30,437)                                    (9,038)
(47,347)
Cash - Beginning of Period                                           77,784                   9083                   -
                                                                     ------                   ----                   -

Cash - End of Period                                                 47,347                     45              47,347

Supplemental disclosure of non-cash flow information: Cash paid during the year for:
    Interest                                                         $   -                    $  -                       $-
    Income taxes                                                         -                       -                        -
                                                                     $   -                    $  -                     $ -

See accompanying notes

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at March 31, 2002
(Unaudited)

1.    Background and Organization

China Xin Network Media Corporation formerly (Frefax, Inc.) and Subsidiary) hereinafter referred to as the ( "Company") was incorporated in the State of Florida on September 26, 1997. On November 8, 2001, the Company acquired China Xin Network (Canada) Inc., (CXN), a Canadian corporation. Under the acquisition agreement, the Company acquired all of the outstanding common stock of CXN in exchange for 28,836,566 newly issued common shares issued on a 2 for 1 basis to the existing CXN shareholders. The acquisition was treated as a reverse acquisition, and accordingly the accompanying historical financial statements relating to periods prior to November 8, 2001 are those of CXN.


2.    Accounting Policies

      a)    Basis of Presentation

            The Company is considered to be a development stage company as of March 31, 2002 since planned principal operations have not yet commenced.

      b)    Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of the Company from October 19, 2000 and its wholly-owned subsidiary, CXN from October 19, 2000 herein after referred to together as the ("Companies") after elimination of all significant intercompany transaction and accounts.

      c)    Cash and Cash Equivalent

            The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at March 31, 2002
(Unaudited)

2.    Accounting Policies (Cont'd)

      d)    Furniture, Fixtures and Equipment

            Furniture, fixtures and equipment are recorded at cost less accumulated depreciation which is provided on the straight-line basis over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.

      e)    Income Taxes

            The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and foreign income tax reporting purposes. As at March 31, 2002, these amounts were Nil.

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

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at March 31, 2002
(Unaudited)

      h)    Fair Value Disclosure at March 31, 2002

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

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at March 31, 2002
(Unaudited)

4.    Accrued Expenses Related Party

         Accrued expenses at March 31, 2002 consist of $9,000 professional fees which have been subsequently paid directly by the Company's President.

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

7.    Loans Payable

      The loans payable bear interest at prime + 2% and are convertible into common shares of the Company at the option of the holder at a rate of $0.125 per common share for a total of 7,317,216 common shares and 7,325,110 warrants.

      As of March 31, 2002, the majority of the holders of the loans payable have agreed to the conversion privilege.

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)


Notes to Consolidated Interim Financial Statements
As at March 31, 2002
(Unaudited)


8.       Stockholders' Deficiency

         a) As of the date of the reverse merger, with CXN, subsequently referred to as the Company, Frefax Inc., had no assets or liabilities. Furthermore, the former Chairman of Frefax Inc. has signed a statutory declaration to personally indemnify the Company for any unrecorded liabilities and third party claims, if any, that may arise in the future.

         As a result of the issuance of 28,836,566 new shares of common stock, Frefax Inc., exceeded its Authorized Share Capitals by 331,657 shares.

         On January 4, 2002, the Company obtained approval to amend and restate its Articles of Incorporation to reflect the increase to its Authorized Share Capital to 150,000,000 common shares. Simultaneously the authorities accepted the change of the Company's name to China Xin Network Media Corporation.

         On January 14, 2002, the Company issued 3,485,000 common shares in lieu of services rendered.