Form 10KSB
period 2002-06-30
CHINA XIN NETWORK MEDIA CORP
filed 2002-09-30
CIK 1073785

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

[X]	 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934. For the fiscal year ended June 30,2002
[ ]    TRANSITION REPORT UNDER SECTION OR 15(d)OF THE SECURITIES EXCHANGE ACT
       OF 1934.  For the transition period from____ to ___

                         Commission file number:  0-29915

                       CHINA XIN NETWORK MEDIA CORPORATION
                  (Name of small business issuer in its charter)

          FLORIDA                                       65-0786722
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)


                  226-3767 Thimens Boulevard
                  St-Laurent, Quebec CANADA          H4R 1W4
          (Address of principal executive offices)  (Zip Code)

                     Issuer's telephone number & fax number
                      (514) 398-0515       (514) 398-9901

        Securities registered under Section 12(b) of the Exchange Act: none
          Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year was $34,616

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 24, 2002 was approximately $ 546,790.59 based upon the average high and low bid prices of the Registrant's Common Stock on such date. Calculated as follows: 56,877,109 (issued shares) - 28,836,566 affiliates)= 28,040,543 non-affiliates. Average high low bid is $0.0195.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 56,877,109

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                        INDEX
Description                                                        Page

PART I
ITEM	1. DESCRIPTION OF BUSINESS                                    2

ITEM	2. DESCRIPTION OF PROPERTY                                    3

ITEM	3. LEGAL PROCEEDINGS                                          3

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        3

PART II
ITEM	5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS   3

ITEM	6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                 4

ITEM	7. FINANCIAL STATEMENTS                                      13

INDEPENDENT AUDITOR'S REPORT		                             F1-9

ITEM	8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                                13

PART III
ITEM	9.  DIRECTORS; EXECUTIVE OFFICERS; PROMOTORS AND CONTROL
PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT         14

ITEM 10.EXECUTIVE COMPENSATION                                     16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         17

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           19

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                         19

SIGNATURE PAGE                                                     19

EXHIBITS- AUDITED FINANCIAL STATEMENTS                           F1-9

1.  DESCRIPTION OF BUSINESS

1.1.Business Development
China Xin Network (Canada) Inc.(CXN(Canada)) was incorporated on
October 18, 2000, as a private Canadian Federal Incorporation, to acquire the exclusive rights to market and distribute business economic and financial news on the People's Republic of China, from the China Economic information Network (CEINet). CEINet is the Chinese Government's primary source of financial, economic and business news, used in the planning and economic development of China.

On May 25, 2001 the final deal was signed between CXN (Canada) and CEINet.

On November 8, 2001 Frefax Inc.(Frefax) acquired CXN (Canada). Under the acquisition agreement Frefax acquired all of the outstanding common shares of CXN(Canada) in exchange for 28,836,566 newly issued common shares of Frefax stock. The acquisition was treated as a reverse acquisition. Frefax (now called China Xin Network Media Corporation (CXNMedia)) operates CXN (Canada) Inc. as a wholly owned subsidiary.

As a result of the issuance of 28,836,566 common shares of Frefax the company exceeded its authorized capital limit of 50,000,00 shares by 331,657 shares. On January 2, 2002 Frefax filed to amend and restate its articles of incorporation.

The amendment sought to change the company's name from Frefax Inc. to China Xin Network Media Corporation. The filing also amended the aggregate number of shares the company can issue. CXN Media now has the authority to issue up to 150,000,000 common shares, with par value of $0.001 per share, and 30,000,000 shares of Preferred Stock, with par value of $0.001 per share.

1.2.Business of Issuer
CEINet was created by the State Information Center (SIC) as a professional information service network, responsible for producing and publishing economic information on China. CEINet has a local information network in over 150 cities and regions all across China, forming a financial information network that covers the entire country.

The SIC is a government sponsored institution under the direct management of the State Development Planning Commission (SDPC).

The SDPC reports directly to the State Council, which is China's cabinet, the highest body, of state administration.

CEINet currently publishes over 2000 financial news articles and features a week in Mandarin. This allows CXN Media to provide its subscribers with over 200 new articles daily. The articles and reports that are published by CXN Media are sourced Primarily from CEINet. CEINet is the Chinese Government's primary source of financial, economic and business news, used in the planning and economic development of China. CXN Media edits, normalizes and properly classifies all this data using industry standard NewsML tags. This process allows CXN Media to display, hide or arrange certain areas of the same content in different ways. This allows the content to be automatically prepared for multi-channel publishing. The main products that are offered by CXN Media include, CXN daily News Briefs, Corporate Profiles and Market Research.

CXN Media also created a subsidiary named CXN Ventures Inc. The wholly owned subsidiary is responsible for assisting companies and entrepreneurs to enter into business arrangements in the People's Republic of China.

On May 9, 2002, CXN is also announced that it expanded its operations to include magazine publishing through the acquisition of PanPac Media's Smart Investor Magazine of Malaysia and Singapore. SMART INVESTOR is not just a money management magazine catering to individuals and retail investors; it also provides other value added services to the business community. These include conducting business seminars; organize corporate events and development of corporate branding collaterals. Smart Investor provides keen investors with the knowledge and pertinent details to make a calculated decision on any investment.

This transaction is scheduled to close by the end of October.


2.  DESCRIPTION OF PROPERTY
CXN does not own any property, but rents space for its administrative and operations requirements in Montreal.


3.  LEGAL PROCEEDINGS
The company is not involved in any legal proceedings.


4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2002.


PART II

5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
As of January 4, 2002, the company's trading symbol, for its common equity shares changed to CXIN. Prior to that time the trading symbol of the company was FFAX.

Furthermore, the company's shares were initially trading on the other:OTC (Pink Sheets) at the time of the RTO on November 8, 2001, till April 4, 2002 when the quotation was moved to OTC:BB.

The quarterly high and low bid of the company shares are provided below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1: Quarterly Trading Summary
Quarter   (Data provided by Pink Sheets, LLC) High Bid  Low Bid
--------------------------------------------- --------  --------
Q1 Jul. 2 - Sept. 28, 2001  (symbol FFAX)<F1>   0.125     0.065
Q2 Oct. 1 - Nov. 7, 2001    (symbol FFAX)       0.200     0.050
Q2 Nov. 8 - Dec. 31, 2001   (symbol FFAX)<F2>   0.280     0.050
Q3 Jan. 2 - Mar. 28, 2002   (symbol CXIN)       0.180     0.070
Q4 Apr. 1 - June 28, 2002   (symbol CXIN)       0.200     0.070

<F1>
Data prior to RTO with Frefax Inc.
<F2>
Data post RTO


6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this prospectus.

6.1.Selected Financial Data
The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this prospectus.

Table 2:  Summary Financial Data
Statement Of      From               From                 From October 19, 2002
Operations Data   November 8, 2001   November 8, 2000     (date of inception)
                  through            through              through
                  June 30, 2002 $    June 30, 2001 $      June 30, 2002 $
----------------- ----------------   -------------------  ---------------------
Net Sales             34,616           0                     34,616

Loss from
Operations            (788,725)        (117,429)             (1,241,247)

Net loss              (788,725)        (117,429)             (1,241,247)

Basic loss
per share             (.013)           (.002)                (.021)

Avg. Common
shares outstanding    56,877,109       50,331,657            56,877,109

Total assets          167,212

Long-term obligations 679,190

Total stockholders'
equity                (887,357)

6.2.Overview
CHINA XIN NETWORK MEDIA CORPORATION (the Company) is a Florida registered company. The Company is a provider of financial, economic and business information on the Peoples Republic of China. CXN presently operates from its head office in Montreal through its wholly owned Canadian subsidiary, China Xin Network (Canada) Inc.

The Company was incorporated on October 19, 2000, to acquire the exclusive commercialisation rights to the most reliable and timely financial, economic and business financial information on the People's Republic of China, published by an agency of the People's Republic of China, the China Economic Information Network(CEINet). On May 25, 2001, the Company signed a 12-year exclusive agreement with CEINet. Under the terms of the agreement, the Company will be the exclusive provider of CEINET financial, economic and business information on the People's Republic of China. Subscribers presently have access to never-before-released information such as exclusive company financial news, in-depth market research reports, and economic statistics, which are written and edited using the best available practices and quality control expected by a global audience.

CXN is a development stage company, which means it is in the process of developing and growing its business. The company has incurred losses since its inception, and it anticipate that it will continue to incur losses in the foreseeable future. CXN will be unable to continue as a going concern if it is unable to earn sufficient revenues from its operations or raise additional capital through debt or equity financings to meet its working capital and joint venture capital contribution obligations. Management is addressing this concern with a plan of equity and debt financing.

6.3.Results Of Operations

6.3.1.   Basis of Revenue Generation
CXN business model is to generate revenue under its exclusive 12-year agreement with CEInet, which has an equity interest in CXN. This partnership was formed to obtain never-before-released financial, economic and business information on the People's Republic of China (PRC).

CXN's business model expects to generate sizable revenues in the coming years from the distribution royalties and subscription to critical business information on the financial, economic and business sectors such as news, market research, and statistical databases from PRC. A strong majority of revenues will be in the form of royalties paid by distributors of financial and business information such as Lexis-Nexis, Factiva and Thompson Dialog. The other strong revenue-generating model will come from the subscription and sell of information through the state of the art Media Portal designed and 0maintained by ECNext.

In addition to the growing information royalties and subscription business, CXN has formed a wholly owned subsidiary named CXN ventures, which specializes in business development consulting. The new division's focus is on the development of business liaison between Chinese and international companies interested in developing mutual business opportunities in the People's Republic of China.

CXN revenues started in the third quarter of 2002 and have been delayed due to the implementation time required. CXN's teams of developers and outside consultants have since reduced the implementation time dramatically, which will result in substantial revenues in fiscal 2003. Another factor, which resulted in the low revenues for fiscal 2002, was the late implementation and launch of the CXN Media Portal. The portal had been scheduled for January 2002, but due to one of our suppliers/ developers closing its operations, we have had to hire a new team of developers and all work that had been performed until that time had entirely been lost. CXN then hired ECNext, one of the leaders in the media industry to build one of the most sophisticated media portals on
the market.   The portal was finally launched in June 2002, six months
from its original planned launch.

Management does not expect CXN to generate profit until at least the fourth quarter of 2003 and once the operation becomes cash flow positive, CXN intend to re-invest its after tax income in related business opportunities in the People's Republic of China and business opportunities in other Asian markets. CXN does not anticipate it will pay any dividends in the foreseeable future. The company does not expect to add further fixed assets as the investment in the portal and operation infrastructure have been made
in fiscal 2002.                    6

6.3.2.   Expenses
During the 8 months June 30, 2002, CXN incurred operating expenses of $ 830,773. Operating expenses primarily consisted of administrative costs in maintaining an office in Beijing, P.R. China and Montreal, Canada. On a year to date basis, the operating expenses cannot be meaningfully compared, as CXN's PRC operations commenced only in August of 2001.

CXN's Montreal office expense includes the costs of 4 executive management consultants (the Chief Executive Officer, President, Chief Financial Officer, Vice President Finance) and several legal and business development consultants in Canada plus travel, rent, telephone, insurance, and other offices costs associated with maintaining a business office in North America.

The management consulting fees for the management and officers are in accordance with specific management agreements. In order to lower the burden on the company, the Chief Executive Officer voluntarily has for the major part of the year, not drawn any funds from the company, other than being reimbursed for expenses incurred on behalf of the Company. The specific amounts due to the CEO have not been accrued as they have agreed to be remunerated in the future by a special bonus as and when funds are available to the company and/or by the issuance of shares. Such bonus is expected to be totally arbitrary and dependent on the approval of the Board.

Included in travel costs are travels to China and the Far East primarily for our executive management to negotiate contracts, manage operations and present our corporate plan to potential investors. We expect our travel costs to increase in the first quarter of 2003 as we work to secure additional financing and acquisitions. Beijing office costs include the costs of maintaining business operations in China. These include salaries and contract fees for 17 full-time employees, office rent, insurance, and other. Relocating the editorial operation to Montreal and transferring the research and translating operations to CEInet have reduced such fees. CXN intends to conclude a cost sharing arrangement with CEInet for the translating and research operations.

Professional services include costs for financial accounting services, audit fees and legal advisory expenses related to the preparation of reports filed under the Securities Exchange Act of 1934, as amended, other government reporting costs, preparation and filing of a resale registration statement on Form S-1, costs for the preparation of contractual agreements.

As at June 30, 2002, the company had limited cash and management, shareholders and related parties have advanced funds to the company in the form of loans to meet going concerns and expenses. The company is currently working to raise additional financing in the form of equity, convertible debenture and equity line of credit. The company objective is to obtain a total of $2 million USD from these financial instruments.

The company has reduced the cost structure going forward, which will result in higher margins. The company implemented cost controls to reduce the monthly recurring expenses to approximately $ 50,000 USD. The company is also reviewing other low cost value added services that may be added to the revenue mix with minimal capital requirements.

6.3.3.   Losses
For the 8 months ended June 30, 2002, CXN incurred a loss from operations of $830,773 USD. The loss was reduced by a realized foreign exchange income of $ 7,432. The company anticipates losses to continue as it builds subscriber revenues and royalty payments from distributors. The company does not anticipate being able to build the subscriber and royalty revenues quickly enough to generate a profit before the fourth quarter of 2003.

Since the company is in the development stage, all losses accumulated since inception has been considered as part of the development stage activities. The Corporation has concluded that the remaining intangible assets and intellectual properties will continue to be amortized on a straight line basis over the remaining useful life established at the time of acquisition, 5 years as the remaining useful life has not changed.

6.3.4.   Liquidity And Capital Resources
Since inception, CXN has financed operations primarily through private equity and have raised a total of $ 1,040,000 USD. The 2002-2003 operating cash expenditures are expected to be approximately $115,000 USD per month. The future capital requirements may increase based on a number of factors, including:


* the ability to raise equity funds in a difficult market,
* the rate of expansion of the subscriber base
* the level of marketing required to expand the service offerings,
* the price competition in the markets.
* competition

CXN anticipates that it will be required to raise an additional $2 million to fund the current plan of growth and existing operations through June 30, 2003. The principal source of capital has been equity financing from investors and founders. CXN has explored opportunities for vendor financing, bank credit facilities without success. Meeting the future financing requirements is dependent on access to equity capital markets. CXN may not be able to raise additional equity when required or on may have to borrow on terms that may be dilutive to existing shareholders.


The growth of the business in the Peoples Republic of China will require capital investments in P.R. China and the Far East for the foreseeable future. While CXN has signed several contracts with established aggregators and/or distributors, it believes that the growth of this segment of this business will be slower then anticipated due to the implementation phase.

6.4.Recent Developments
As indicated in the press release of June 20, 2002, CXN is proceeding with the acquisition of Smart Investor magazine of Singapore and Malaysia. Under the terms of the acquisition agreement, CXN is expected to acquire 60% of the Smart Investor magazine franchise. This acquisition is expected to be completed in the 2nd quarter of 2003, and the costs of the acquisition is expected to be as follows:

Table 3: Costs Of Acquisition
Description                                              Cash Requirements (US$)
------------------------------------------------------   -----------------------
Cash on closing                                                90,000
Issuance of 1,800,000CXN shares @ .05                          90,000
Issuance of non interest bearing debenture                     720,000
CXN contribution of paid-up-capital to new entity              60,000
                                                               =======
	                                                         960,000

6.5.The Acquisition
Smart Investors will provide CXN with over $1,2 million USD in consolidate revenues and a platform to continue the growth in PRC as well as other Asian markets. Smart investor is a monthly magazine that explores opportunities and options available to the serious retail investor. The magazine carries in-depth coverage of fund management and unit trusts, the stock market, insurance, property, futures trading and currencies.

The magazines aims to provide timely and well-researched articles to enhance the quality of investor information available in the country. Smart investor is published with as much commitment to credibility as is expected of internationally renowned financial magazines. Indeed, smart investor's editorial team consists of experienced journalists who are deeply rooted in the financial industry.

Smart Investors offer the readers comparative, value-added information on financial products and services. In addition, the magazine is committed to providing substantive advice and analyses on a range of investment issues, ranging from asset allocation to financial planning.

6.6.Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, strategic investments, goodwill and purchased intangible asset valuations, restructuring costs, litigation and other contingencies. We base our estimates and assumptions on managements' experience as our historical experience in the Internet business in China is limited and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements

6.6.1.   Revenue, Receivables And Inventory
Wherever applicable, we recognize services and product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of providing service, on a monthly basis, or product delivery. We require a deposit and payment in advance of service and therefore do not maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We write down the carrying value of major inventory items, such as modems, to reflect the market value of our inventory for estimated obsolescence or un marketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

6.6.2. Impairment Of Long-Lived Assets
We evaluate long-lived assets used in operations, including goodwill and purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic slowdowns in the Internet and telecommunications industry, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market for Internet subscribers approach and discounted expected future cash flows using a discount rate based upon our expected cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the joint ventures and the technologies employed or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

6.7.Subsequent Events
Subsequent to the year ended June 30, 2002, the following significant events took place.

On September 9, 2002 the company announce it was restructuring the management and Beijing operation. The company announced the resignation of Raymond Boisvert as President and Director and that he had been reassigned to CXN Ventures, a wholly owned subsidiary of CXN Media. The company also announced on September 9, 2002 that the company had re-located the editorial process to Montreal, which directly resulted in the 50% increase in news output and decreased overall cost of processing information.

6.8.Plan Of Operation
As of September 16, 2002, management anticipates that the current working capital will not be sufficient to fund the current operations through December 2002.

CXN is working on securing additional equity, debt and equity line of credit financing. The company will continue to pursue additional financing in this difficult market with the confidence that a closing on the financing can be completed by the middle of October 2002. The company can give no assurances that it will be able to close at this time or that it will raise sufficient funds to continue with the plan of operation. Until the CXN can raise additional funds, it has opted to retrench and defer all discretionary expenditures. CXN has eliminated most senior management consulting fees and are considering further reducing the fixed costs by subletting office space.

Subject to additional financing, the company has modified the business plan for future expenditures due to limited working capital and lower expectations of equity financing.

6.8.1.  Estimated Capital Requirements
To fund our operations and planned acquisition of Smart Investor, management estimates that the company will require additional capital of approximately $2,000,000.00. The current capital and any additional funds raised are intended to fund the business operations of CXN Media and its subsidiaries, including the following:

Table 4:  Capital Requirements
Description                                                                Estimated Financial
                                                                                 Requirements for the Twelve
Month Period ending June 30, 2003                          (US$)
----------------------------------------         ---------------------
Smart Investor Acquisition
Initial Payment                                           90,000
Capitalization of NEWCO                                   60,000
Debenture (4 quarterly payments of $180,000)	          720,000

Management Consulting Expenditures                        200,000

Sales and Marketing Expenses                              450,000

Legal and Professional Expenses                           150,000

General Administrative and Overhead Expenses              250,000

Capital Raising Expenditures                              80,000

Total                                                     2,000,000

The amount and timing of expenditures during the twelve months ending June
30, 2003 will depend upon the success of major aggregation contracts that CXN can secure, and there is no assurance it will receive significant revenues or operate profitably.

CXN anticipates that the current working capital will be insufficient to satisfy the cash requirements through December 31, 2002. Based on this liquidity situation, current cash resources are not sufficient to fund the next phase of the development and management intends to seek additional private equity and/or debt financing. There can be no assurances that any such funds will be available, and if funds are raised, that they will be sufficient to chieve the objectives.

Subject to additional financing, CXN anticipates that it will hire additional technical, administrative and sales and marketing personnel during the twelve months ending June 30, 2003, although no commitments have been made to do so. Currently the company does not engage in any research and development activities.

6.9.Recently Issued Accounting Standards
In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and issued this statement in July 2001. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the second quarter of fiscal 2003. Management does not believe that SFAS No. 141 will have a material impact on our consolidated financial statements.


In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". The FASB issued this statement in July 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002. During the 12 months ended December 31, 2001, goodwill amortization totalled $430,744.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We expect to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 143 will have a material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management has not evaluated the effect on its consolidated financial statements that SFAS No. 144 will have in the future.

7. FINANCIAL STATEMENTS
The audited financial statements for CXN Media for the fiscal year ending June 30, 2002 are submitted in compliance with the requirements of Item 310 (a) of Regulations S-B and are located at the end of this form 10-KSB.


                       CHINA XIN NETWORK MEDIA CORPORATION
                          (A Development Stage Company)
                        Consolidated Financial Statements
                      For the Year Ended June 30, 2002  and
           Cumulative Period From October 18, 2000 (Date of Inception)
                                to June 30, 2002

Contents                                                             F1
Independent Auditors' Report                                         F2
Consolidated Balance Sheet                                           F3
Consolidated Statement of Operations and Comprehensive Income (Loss) F4
Consolidated Statement of Stockholders' Deficiency                   F5
Consolidated Statement of Cash Flows                                 F6
Consolidated Notes to Financial Statements                        F7-F9


8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in accountants or disagreements with any of the financial disclosing.

PART III

9. DIRECTORS. EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name, Municipality of Residence    Age   Length of Service
===============================    ===   ================================
Jean-Francois Amyot                30    CEO, Chairman and Director
Notre-Dame-de-L'isle Perrot              since inception, and took over
Quebec, Canada                           responsibilities as *President on
                                         September 9, 2002 following resignation
                                         of Raymond Boisvert. Mr. Amyot was the
                                         founder of Options Management Services
                                         a consulting firm specializing in
                                         business development strategies and
                                         implementation of a tactical sales
                                         force in the financial information
                                         industry.  Mr. Amyot served as
                                         President of Options Management
                                         Services for seven (7) years and
                                         throughout those seven (7) years, the
                                         company supplied services to the
                                         leading information providers such as
                                         Reuters, Standard & Poors, Market
                                         Communication Group, Starfish Systems
                                         and the MarketNet Group. These services
                                         enabled clients to increase sales while
                                         reducing overall costs associated with
                                         a dedicated sales force.

Raymond Boisvert                   38    *President, Treasurer & Director
Quebec, Quebec, Canada                   since inception to September 9, 2002
                                         resigned all executive and director
                                         posts. Mr. Boisvert is the founder of
                                         the business newspaper "Le Journal
                                         Economique de Quebec. He served as its
                                         President and Publisher for 10 years
                                         before selling to the Transcontinental
                                         Group one of North America's largest
                                         publishing houses. Raymond Boisvert is
                                         an active member of the Board of
                                         Directors of Quebec's Chamber of
                                         Commerce. He is also a member of the
                                         Board of Directors of the Quebec
                                         International Film Festival.  Mr.
                                         Boisvert has published several business
                                         books, as well as a collection of CD-
                                         ROM in cooperation with the Montreal
                                         Stock Exchange.

Name, Municipality of Residence    Age   Length of Service
===============================    ===   ================================
Rahman Ali Khan, CA                48    Chief Financial Officer
Vaudreuil, Quebec, Canada                since January 2002
                                         Mr. Khan is a Concordia University
                                         graduate and qualified as a Chartered
                                         Accountant with the firm Ernst and
                                         Young. He has years of senior
                                         management experience in the public
                                         accounting profession and later in the
                                         mutual fund industry in the Middle
                                         East. Prior to joining this company he
                                         was a Business Development Director for
                                         Transys Networks Inc. a Montreal based
                                         Networking and Telecommunication
                                         Company. Mr. Khan later negotiated the
                                         sale of this company to Tellabs a
                                         Nasdaq 100 US company.
7
Bill Mavridis	                 38    Vice-President, Finance
Montreal, Quebec, Canada                 Since January 2002
                                         Mr. Mavridis has been working in the
                                         Financial services industry for over 12
                                         years.  In 1996 he was instrumental in
                                         launching the Corporate Finance and
                                         Underwriting department, of Pro-Genesis
                                         Securities Inc. a Montreal based
                                         Boutique brokerage firm.  While at the
                                         brokerage firm he was responsible for
                                         the capitalization and public listing
                                         of Niocan Inc.  He later worked as
                                         Sales Manager for Triglobal Capital
                                         Management a Montreal based Financial
                                         Services firm.  Company. In 1998 he
                                         started his private consulting
                                         practice, primarily focused on
                                         assisting start-ups and small cap
                                         companies in the area of Investor
                                         Relations, Business Modeling and
                                         Corporate Finance. Before joining CXN,
                                         he was a founder and VP Business
                                         Development for an emerging exploration
                                         company called Monster Copper
                                         Resources.  Mr. Mavridis majored in
                                         Economics at Concordia University in
                                         Montreal, and also attended the School
                                         of Community and Public Affaires.

Name, Municipality of Residence    Age   Length of Service
===============================    ===   ================================
David Dingwall                     48    Director
Ottawa, Ontario                          Since November 20, 2001
                                         David Dingwall has held several
                                         positions within both the Canadian
                                         provincial and Federal Governments
                                         as an administrator, a legislator,
                                         and a cabinet minister. From 1993 to
                                         1997, MrDingwall was appointed Minister
                                         of Public Works and Government Services
                                         Canada  Mr. Dingwall was appointed
                                         Minister of Health in 1996. Prior to
                                         making his entrance into public life,
                                         Mr. Dingwall practiced law in Nova
                                         Scotia, Canada. Presently, Mr. Dingwall
                                         is President of Wallding International
                                         Inc., a consulting firm located in
                                         Ottawa. Mr. Dingwall works with CEOs on
                                         domestic and international strategic
                                         planning, communications, government
                                         relations, custom networking, and
                                         governance issues.

10. EXECUTIVE COMPENSATION

Table 5: Summary Compensation Table
-----------------------------------------------------------------------------
                                             Long Term Compensation
                Annual Compensation          Awards                Payouts
---------  ---- ------  -----  ------------  ---------  ---------- ---- -----
Name and   July Salary  Bonus  Other Annual  Restricted Securities LTIP All
Principle  1 to   $       $    Compensation  Stock      Underlying Pay- Other
Position   June                    $         Award(s)   Opt./SARs  outs Comp-
           30                                   $           #       $   ensation
---------  ---- ------  -----  ------------  ---------  ---------- ---- -----
                                                                           <F1>
JF Amyot    2001-  nil  nil         nil         15,000     nil     nil  48,599
Amyot, CEO  2002

R. Boisvert 2001- nil   nil         nil         15,000     nil     nil  43,455
President   2002

Rahman Khan 2001- nil   nil         nil         nil        nil     nil  17,965
C.A., CFO   2002

B. Mavridis 2001- nil   nil         nil         nil        nil     nil  17,316
VP Finance  2002

<F1>
The Company paid out consulting fees and advances through out the year, as such they were not recorded as salaries. The compensation for Rahman Khan and Bill Mavridis is for the period starting January 1, 2002 to June 30, 2002

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

11.1.Security Ownership Of Certain Beneficial Owners

Table 6: Beneficial Owners
-------   ---------------------------   -------------------------- ----------
Title of  Name and                      Amount and                 Percent of
Class     Address of Beneficial Owner   Nature of Beneficial Owner Class
-------   ---------------------------   -------------------------- ----------
common    Jean-Francois Amyot  <F1>     9,371,884                  16.47%
equity    Raymond Boisvert              9,371,884                  16.47%
          3884368 Canada Inc.           =========                  ======
          226-3767 Thimens Blvd.        18,743,768                 32.95%
          St-Laurent, Quebec
          H4R 1W4

common    CEINet                        10,092,798                 17.74%
equity    58 Sanlihe Rd
          Beijing 100045
          People's Republic of China

common    Ming Ling Lee <F2>            8,000,000                  14.06%
equity    105 Section 2
          Chien Kuo South Road
          11th Floor
          Taipei, Taiwan,
          Republic of China

common    Tony Papa <F3>                1,622,728                  2.85%
equity    68 Chemin Stratdford          2,565,000                  4.51%
          Hampstead, Quebec             =========                  =====
          H3X 3C9                       4,187,728                  7.36%

common    GAPA Investments              4,000,000                  7.03%
equity    c/o 68 Chemin Stratdford
          Hampstead, Quebec
          H3X 3C9

common    Balmet Holding                3,000,000                  5.27%
equity    1904 S Ocean Drive
          Hallandale, Florida
          33009-5966

<F1>
(1)The shares owned by Jean-Francois Amyot and Raymond Boisvert are held in 3884368 Canada Inc. on a 50-50 basis. Subsequent to the year-end, on September 9, 2002, Mr. Raymond Boisvert resigned from CXN Media as President and Director. Based on the founder's agreement Mr. Boisvert sold the 50% interest in 3884368 Canada Inc. for $1 to Mr. Amyot, making Jean-Francois Amyot the beneficial owner of all the founders shares, 18,743,768.


<F2>
(2) On July 2nd 2002, Mr. Ming Ling Lee was hired as a consultant under the non executive title of Executive Vice-President, Asian Operations, to assist CXN in expanding operations in "business consulting" services and trade. Under an S-8 form, Mr. Lee was granted 8,000,000 in lieu of pay for his services during the term of the contract.
<F3>
(3) Mr. Tony Papa, was the former Chairman of Frefax Inc., the company that existed prior to the RTO with China Xin (Canada) Inc. At the time Mr. Papa held 1,622,728 shares of China Xin Network Corporation and an outstanding debt of $46,255. The debt was settled subsequent to the year-end through the issuance of 2,565,000 shares at a value of $0.018.


11.2 Security Ownership Of Management

Table 7: Security Ownership Of Management
-------   ---------------------------   -------------------------- ----------
Title of  Name and                      Amount and                 Percent of
Class     Address of Beneficial Owner   Nature of Beneficial Owner Class
-------   ---------------------------   -------------------------- ----------
common    Jean-Francois Amyot  <F1>     9,386,884                  6.47 %
equity    226-3767 Thimens Blvd.        15,000                     0.026%
          St-Laurent, Quebec            =========                  ======
          H4R 1W4                       9,401,884                  16.496%
                                        CEO, Chairman & Director

common    Raymond Boisvert              9,386,884                  6.47 %
equity    226-3767 Thimens Blvd.        15,000                     0.026%
          St-Laurent, Quebec            =========			 ======
          H4R 1W4	                      9,401,884                  6.496%
                                        Pres., Treasurer & Dir.

common   David Dingwall <F2>             15,000                    0.026%
         Wallding International Inc.     90,000                    0.158%
         350 Sparks Street               ======                    ======
         Suite 1208Ottawa, Ontario,      105,000                   0.184%
         Canada K1R 7S8                  Director

<F1>
(1) AS mentioned in point 1 above, subsequent to the year-end, Raymond
Boisvert resigned as office and director of CXN Media Corporation. Causing
Mr. Boisvert to no longer be the beneficial owner 9,386,884 shares. The directors did receive 15,000 restricted shares for their roll as directors.
<F2>
(2) Mr. David Dingwall received 15,000 restricted shares as a director of
CXN and 90,000 restricted shares plus monthly retainer, to his corporation for providing business advisory services as per his consulting agreement of September 1, 2001.

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Mr. David Dingwall, director of CXN Media Corporation as of November 20, 2001, has been a paid consultant to CXN from September 2001.

13. EXHIBITS AND REPORTS ON FORM 8-K.
3.i(a) Articles of Incorporation of the Company (1)
3.i(b) Amendments to the Articles of Incorporation (1)
3.ii By-Laws of the Company (1)
F1-F9: Audited Financial Statements

(1) Previously filed as an Exhibit to Form 10-SB12G, General form for registration of Securities filed on March 10, 2000. Previously filed on Form 8-K dated December 21, 2001

No Form 8-K was filed last quarter. Subsequent to the year end, a Form 8K was filed on September 9, 2002 to reflect the resignation of Raymond Boisvert as Director of the company.


                                  SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        CHINA XIN NETWORK MEDIA CORPORATION

                               //s JEAN-FRANCOIS AMYOT
                               -----------------------
                    Jean-Francois Amyot, President, CEO & Director


                                // RAHMAN ALI KHAN
                                ------------------
                            Rahman Ali Khan, CA   CFO

                            Date: September 27, 2002

                       CHINA XIN NETWORK MEDIA CORPORATION
                          (A Development Stage Company)
                        Consolidated Financial Statements
                      For the Year Ended June 30, 2002  and
           Cumulative Period From October 18, 2000 (Date of Inception)
                                to June 30, 2002

Contents                                                             F1
Independent Auditors' Report                                         F2
Consolidated Balance Sheet                                           F3
Consolidated Statement of Operations and Comprehensive Income (Loss) F4
Consolidated Statement of Stockholders' Deficiency                   F5
Consolidated Statement of Cash Flows                                 F6
Consolidated Notes to Financial Statements                        F7-F9









































                                       -F1-

FINE AND ASSOCIATES
INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

CHINA XIN NETWORK MEDIA CORPORATION

We have audited the accompanying consolidated balance sheet of CHINA XIN NETWORK MEDIA CORPORATION (a development stage company) (the "Company") as of June 30, 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for the period November 8, 2001 to June 30, 2002 and from November 8, 2000 to June 30, 2001 and cumulative period from October 18, 2000 (date of inception) to June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable bases for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and the results of its operations and cash flows for the period ended November 8, 2001 to June 30, 2002 and from November 8, 2000 to June 30, 2001 and cumulative period from October 19, 2000 (date of inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has no established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

//s FINE & ASSOCIATES
---------------------
FINE & ASSOCIATES
Chartered Accountants

Montreal, Quebec
July 6, 2002



                                     - F2 -

CHINA XIN NETWORK MEDIA CORPORATION
(A Development Stage Company)
Consolidated Balance Sheet
As at June 30, 2002
                                                                2002
                                                                 US$
                                                                --------
Assets
Current
  Accounts Receivable                                           9,593
  Prepaids and Deposits                                         11,969
  Receivable use tax                                            5,933
                                                                --------
                                                                27,555

Capital Assets	                                              139,657
                                                                --------
                                                                $167,212
Liabilities
Current

Bank Overdraft                                                  $ 19,949
  Accrued expenses                                              309,177
  Accrued expenses - related party                              9,006
Loans -related party                                            37,247
                                                               ---------
                                                                375,379

Notes Payable (Note 6)	                                        679,190

Shareholders' Deficiency

Stockholders' deficiency
  Common Stock-$.001 par value, 150,000,000 Shares
  Authorized - Shares issued and outstanding-56,877,109         56,877
Paid-in-capital                                                 297,013
 Accumulated deficit during the development stage               (1,241,247)
                                                                -----------
                                                                (887,357)

                                                                $167,212
See accompanying notes
Approved on Behalf of the Board:


Director: //s JEAN-FRANCOIS AMYOT
          -----------------------
            Jean-Francois Amyot



                                        -F3-

CHINA XIN NETWORK MEDIA CORPORATION
(A Development Stage Company)
Consolidated Statement of Operations and
Comprehensive Income (Loss)
                                          From	       From         Cumulative
                                          Nov. 8,2001  Nov. 8,2000  period ended
                                          to           to           October18,
                                          June 30,     June 30,     2000 to
                                          2002         2001         June 30,2002
                                          US$          US$          US$
                                          -----------  -----------  ------------
Income	                               $  34, 616   $ -          $  34,616

Expenses
Selling, general and administrative exp.   830,773      117,429      1,283,295
Unrealized Foreign Exchange Gain           (7,432)      -            (7,432)
                                           ----------   --------     -----------
                                           823, 341     117,429      1,275,863

Loss before Provision for Income Taxes     (788,725)    (117,429)    (1,241,247)

Provision for Income Taxes                 -            -            -

Comprehensive Net (Loss)                   $( 788,725)  (117,429)    (1,241,247)

Basic:

Net loss                                   0            0            0

Weighted Average Number of
Common Shares Outstanding                  56,877,109   50,331,657   56,877,109



See accompanying notes














                                      F4

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficiency
For the Period from October 18, 2000 to June 30, 2002

                                                                  US$
                                                              Accumulated 	        US$
                                                        US$      Deficit      Accumulated           US$            US$
                                           Common   Additional  during the          other         Stock           Total
                                          Stock US$	Paid-in  Development  Comprehensive  Subscription   Stockholders'
	                          Shares     Amount     Capital     Stage     Income (Loss)     Receivable     Deficiency
                                --------- --------- ---------- -----------  -------------- -------------  -------------
Balances at June 30,2001	 21,495,091  21,495    279,315   (139,877)     (10,807)       (196,349)      (46,223)

November 8, 2001 issuance of
common stock in connection
with acquisition of sub.       28,836,566  28,837    (366,787)  139,877       10,807         196,349       9,083

Net loss for the period
October 19, 2000
to December 31, 2001	        -           -         -          (452,522)      -              -            (452,522)

January 14, 2002 issuance of
common stock in Lieu of
services.	               3,485,000    3,485	-           -             -              -            3,485

Issuance of Common stock in
exchange for debt             2,860,452    2,860     358,685     -             -              -             361,545

Issuance of Common stock in
exchange for services	       200,000       200      25,800      -             -              -             26,000

Net loss for the period
November 8, 2001 to
June 30, 2002	               -     	 -    -        (788,725)   -             -             -             (788,725)


                              56,877,109   56,877,109 297,013   (1,241,247)    -              -           (887,357)

See accompanying notes

                                                         -F5-

CHINA XIN NETWORK MEDIA CORPORATION
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
For the Period Ended
                                  From           From          Cumulative
                                  Nov. 8,2001    Nov. 8,2000   period ended
                                  to	       to            October18,
                                  June 30,       June 30,      2000 to
                                  2002           2001          June 30, 002
                                  US$            US$           US$
                                  -----------    ------------  -------------
Cash Flows from Operating
Activities
Net loss                             (788,725)     (117,429)     (1,241,247)
Adjustments to reconcile
net loss to net
cash used for operating activities:
    Depreciation	                   12,403        755           16,725
    Decrease in recoverable use tax  16,144        (4,384)	     6,993
    Increase in accrued expenses     227,756	   2,599         309,177
    Decrease in accrued expenses
     - related parties               (5,740)       14,024        9,006
    Decrease in loan receivable
     - employees                     1,912         (5,524)       -
 Increase in accounts receivable     9,593         -             9,593
 Increase in prepaids                (2,630)	   (15,495)     (11,969)

Net Cash used for Oper. Activities   (560,876)     (125,454)    (941,122)

Cash Flows from Investing
Activities

Purchase of capital assets           (85,912)      (5,664)      (933,894)
Net Cash used for Investing Activities
Cash Flows from Financing Activities
Increase in Loans and rel. parties   (8,976)
  Increase in Bank advances          16,861        164,706      -
  Increase in loans payable          238,790       9,083        704,892
  Increase in capital stock          35,382        -            47,594
  Write-off of deficit to
   paid-in capital                   139,877       -            139,877
  Write-off of to paid-in capital    10,807        -            10,807
  Write-off of stock subscription
   to paid-in capital                196,349       -            196,349
  Increase (decrease) in
    paid-in capital                  17,698        -            (12,091)
                                     ---------   ----------    ----------
                                     646,788     173,789        1,090,276
Net Cash Provided by Fin.Acts.
Net (Decrease )Increase in Cash      -           42,671         -
Cash - Beginning of Period	       -		 -              -
Cash - End of Period                 -	       42,671         -
Supplemental disclosure of non-cash flow information:
Cash paid during the year for:
    Interest                         $           $              $
    Income taxes                     $           $              $
See accompanying notes

                                       -F6-

CHINA XIN NETWORK MEDIA CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
As at June 30, 2002

1.	Organization
CHINA XIN NETWORK MEDIA CORPORATION (the Company) is a Florida registered company. The Company is a provider of financial, economic and business information on China. CXN presently operates from its head office in Montreal through its wholly owned Canadian subsidiary, China Xin Network (Canada) Inc.

The Company was incorporated on October 19, 2000, to acquire the exclusive commercialisation rights to the most reliable and timely financial, economic and business financial information on China, published by an agency of the People's Republic of China, the China Economic Information Network (CEINet).
On May 25, 2001, the Company signed an exclusive agreement with CEINet.
Under the terms of the agreement, the Company will be the preferred provider of financial, economic and business information on China. Subscribers will depend on the Company's financial news, in-depth research reports and market reviews, which will be written and edited using the best available practices and quality control expected by global audience.

CEINet has a equity interest in the Company and facilitates the Company's translation and editorial functions.

2.	Accounting Policies
a)	Basis of Presentation
The Company's consolidated financial statements reflect the operations of the company's wholly owned Canadian subsidiary. The operations of the subsidiary are still considered to be in its development stage, since planned commercial operations have not yet commenced.

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

                                     -F7-

CHINA XIN NETWORK MEDIA CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
As at June 30, 2002

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

f)	Fair Value Disclosure at June 30, 2002
The carrying value of recoverable use tax, loan receivable - unsecured accrued expenses - related party, and loans from related party is a reasonable estimate of their fair realisable value.

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

4.	Accrued Expenses Related Party
Accrued expenses at June 30, 2002 consist of $ 9,006 represents management fees charged by the Company's officers.

5.	Provision for Income Tax
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and income tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed by the Company at a rate of approximately 34% for federal and 7% for provincial.
                                       -F8 -

CHINA XIN NETWORK MEDIA CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
As at June 30, 2002

6.  Notes Payable
These notes payable have been recorded as loans and contractually carry an interest rate of prime plus 2%. These notes are convertible at the option of the holder at a rate of $ 0.125 per common share plus an equivalent number of warrants at an exercise price of $ 0.30. As of the balance sheet date all the holders of these notes have opted to convert their shares and the legal formalities pertaining to the issuance of the remaining shares will be made concurrently with the statutory filing of these financial statements. Accordingly no interest has been accrued on these notes in these financial statements.

During the year $ 361,545 of the notes payable were converted into 2,860,452 common shares. No warrants were issued as of the date of these financial statements.

Management has indicated that should all the remaining notes payable outstanding at the date of the balance sheet are converted into common shares, the additional common voting shares and warrants that need to be issued would be 6,310,043 and 9,373,667 respectively.






























                                    -F9-