Form 10QSB
period 2002-09-30
CHINA XIN NETWORK MEDIA CORP
filed 2002-11-18
CIK 1073785

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002
                    ----------------------------------------


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


                        Commission file number: 000-29915
                        ---------------------------------

                      CHINA XIN NETWORK MEDIA CORPORATION
                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                     65-0786722
-------------------------------           --------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


          3767 Thimens Blvd., Suite 226, Montreal, Quebec Canada H4R 1W4
          --------------------------------------------------------------
                 (Address of principal executive offices)


                     Tel: (514)398-0515 Fax: (514) 398-9901
                     --------------------------------------
                           (Issuer's telephone number)





APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding Of each of the issuer's classes of common equity, as of the latest Practicable date: 72,552,155 as of November 5, 2002.



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTs

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



PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

At the end of this filing are attached the financial statements for China Xin Network Media Corporation and subsidiary, for the period ending September 30, 2002,which are submitted in compliance with item 310 (b) of Regulation SB.

               China Xin Network Media Corporation and Subsidiary
                          (A Development Stage Company)

                              Financial Statements
                               September 30,2002

Contents
Review Engagement Report                                                   F-1
Unaudited Consolidated Interim Balance Sheet                               F-2
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                              F-3
Unaudited Consolidated Interim Statement of Stockholders' Deficiency       F-4
Unaudited Consolidated Interim Statement of Cash Flows                     F-5
Unaudited Consolidated Interim Notes to Financial Statements             F-6-9

Item 2. Plan of Operation.

The Company
-----------
CHINA XIN NETWORK MEDIA CORPORATION (the Company) is a Florida registered company. The Company is a provider of financial, economic and business information on the Peoples Republic of China. CXN presently operates from its head office in Montreal through its wholly owned Canadian subsidiary, China Xin Network (Canada) Inc.

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

Operations
----------
CXN Media has drastically cut back on its operations. It presently operates from its offices in Montreal. In collaboration with CEINet, content is managed directly in Montreal. Management is presently in discussions on the future collaboration with CEINet, with respect to content procurement and management. Trips are planed for the month of November for meetings with CEINEt management to review the current operations.

Capital Needs
-------------
At the end of September 30, 2002, the company had Current liabilities of $459,709 and approximately US$500 of Cash. Subsequent to the year end, the President & CEO, Mr. George Lee provided an interest free loan CDN$10,000 to cover rent, telephone and other expenses related to keeping the offices of CXN operational.

CXN will be unable to continue as a going concern if it is unable to earn sufficient revenues from its operations or raise additional capital through debt or equity financings to meet its working capital and joint venture capital contribution obligations. Management is addressing this concern with a plan of equity and debt financing or merger with another entity.


In the mean time it is expected that management will provide sufficient cash interim loans or convertible loans to keep the operations open, until more permanent solution is attained.

Product Research & Development
------------------------------
CXN does not plan to launch any new products or services until funding issues are resolved.

It is still completing its due diligence review of it potential Panpac Media, Smart Investor magazine, acquisition, expected to be completed by the end of November.


Other Developments
------------------
Subsequent to the quarter ending On November 2, 2002, The Company signed a letter of intent to acquire Benchmark Capital Consulting, Inc., a consulting and merger and acquisition advisory firm located at 100 Wall Street, New York, New York. Benchmark Capital Consulting, Inc. is a wholly owned subsidiary of Benchmark Global Capital Group. A final agreement is subject to due diligence by Benchmark and requires shareholder approval from both companies. The Company is in the process of preparing proxy statements to be sent out to its shareholders. This acquisition will result in Benchmark Global Capital Group owning majority shares in the Company.


Staff
-----
The company at the moment is operating with a basic staff of 4 persons in the Montreal office. The personnel consists of 1 part-time IT support, the Company's CFO, Mr. Rahman Khan, the President and CEO Mr. George Lee, and 1 part time corporate support person.

The staffing situation will not increase until proper funding for the company is established or a merger is completed.


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
Not Applicable

Item 2. Changes in Securities.
Not Applicable

Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

Item 5. Other Information.
Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

In the first quarter, the Company filed an 8-K on September 10, 2002,to announce the resignation of Director and Chairman of the Company, Mr. Raymond Boisvert.

Subsequent to the end of the quarter 2 more seperate 8-K filings were made. On November 5, 2002 an 8K was filed announcing the resignation of Mr. Jean-Francois Amyot, as Director and CEO & Chairman. Mr. George Lee Assumed that post on October 25, 2002.

The second filing was made on November 2, the anouncement was made to present the contract and details of the binding letter of intent. It was also announced in thet 8-K that Mr. David Dingwall resigned fromthe board of directors.













                                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHINA XIN NETWORK MEDIA CORPORATION

Date: November 15, 2002               /s/ GEORGE LEE
                                     ----------------------
                                     Mr. George Lee, President & CEO

                        China Xin Network Media Corporation
                                  and Subsidiary
                             (A Development Stage Company)
                       Consolidated Interim Financial Statements
                        For the Period Ended September 30, 2002
                                        and
                      Cumulative Period From October 19, 2000
                                 (date of inception)
                                to September 30, 2002

               China Xin Network Media Corporation and Subsidiary
                          (A Development Stage Company)

Financial Statements
September 30,2002

Contents
Review Engagement Report                                                   F-1
Unaudited Consolidated Interim Balance Sheet                               F-2
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                              F-3
Unaudited Consolidated Interim Statement of Stockholders' Deficiency       F-4
Unaudited Consolidated Interim Statement of Cash Flows                     F-5
Unaudited Consolidated Interim Notes to Financial Statements             F-6-9

                    REVIEW ENGAGEMENT REPORT


To the Shareholders of
China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)


I  have  reviewed the consolidated interim  balance
sheet  of China Xin Network Media Corporation   and
Subsidiary  (a  development stage  company)  as  at
September  30,  2002  and the consolidated  interim
statements  of operations and comprehensive  income
(loss)  and  cash flows for the period  then  ended
from  October  19,  2000  (date  of  inception)  to
September   30,  2002.  My  review  was   made   in
accordance with generally accepted standards in the
Unites States of America for review engagements and
accordingly   consisted   primarily   of   enquiry,
analytical procedures and discussion related to information supplied to me by the Company.

A   review   does  not  constitute  an  audit   and
consequently I do not express an audit opinion on these interim consolidated financial statements.

Based  on  my  review,  nothing  has  come  to   my
attention  that  causes me to  believe  that  these
interim consolidated financial statements are  not,
in   all  material  respects,  in  accordance  with
generally accepted accounting principles in the United States of America.

/s/Franco La Posta
---------------
Chartered Accountant
Franco La Posta, CA


Montreal, Quebec, November 4, 2002


                                      - F1 -

             China Xin Network Media Corporation and Subsidiary
                       (A Development Stage Company)


Consolidated Interim Balance Sheet
As at September 30, 2002
(Unaudited)
                                                        Sep 30,2002
                                                            US$
                                                        -----------
Assets
Current

 Cash                                                   $     469
 Accounts Receivable                                        2,269
 Receivable use tax                                        16,498
 Advances to officers                                      38,334
 Prepaid expense                                              979
                                                           58,549
                                                        ---------
 Capital Assets (Note 2 (d) )                             122,257
                                                        ---------
                                                        $ 180,806

Liabilities

Current

  Due to officers and employees                            27,667
  Other short term loans                                  194,788
  Accounts payable                                      $ 237,254
                                                        ---------
                                                          459,709
                                                        ---------
Loans Payable (Note 6)                                    643,892

Shareholders' Deficiency

  Common stock - $.001 par value, 150,000,000 Shares
  Authorized - Shares issued and outstanding-67,720,109    67,720
  Paid-in capital deficency                               356,137
  Accumulated deficit during the development stage      (1,346,652)
                                                        -----------
                                                          (922,795)
                                                        -----------
                                                        $ 180,806

See accompanying notes

Approved on Behalf of the Board:

//s GEORGE LEE Director
-----------------------
GEORGE LEE
                                    -F2-

               China Xin Network Media Corporation  and Subsidiary
                        (A Development Stage Company)

Consolidated  Interim  Statements of Operations  and  Comprehensive  Income
(Loss)
(Unaudited)


		From    		From			Cumulative
		July 1, 2002  		July 1, 2001		period ended
		to			to			October 19,2000
		September 30,2002    	September 30,2001	to September
								30, 2002
		US$    			US$   			US$
                -----------------       -----------------       ----------------
Income		$  451        		$        -		$   35,067



Expenses

Selling,general
and admin.
expenses        (105,856)  		(290,126)	        ( 1,381,719)


Loss before
Provision for
Income Taxes    (105,405) 		(290,126)	        (1,346,652)


Provision for
Income Taxes	   -     		   -                         -


Comprehensive
Net (Loss)      (105,405)		(290,126)	        (1,346,652)
                =========               =========               ===========

Basic:

Net loss	$ (.00)                 $  (.00)		 (0.00)
Fully Diluted   $ (.00)	                $  (.00)	         (0.00)

Weighted Avg
Number of
Common Shares
Outstanding     67,720,019	        67,720,019	         67,720,019

Fully Diluted
Weighted Aveg.
Number of
Common Shares

See accompanying
notes
		76,552,155              76,552,155               76,552,155

                                    - F3 -

		China Xin Network Media Corporation and Subsidiary
			(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Deficiency
For the Period from October 19, 2000 to September 30, 2002
(Unaudited)

                                                               US$
                                                       	       Accumulated US$
                                              	   US$	       Deficit	   Accumulated    US$
                                       		   Additional  during the  other 	  Stock        	US$
                        Common Stock  US$          Paid-in     Development Comprehensive  Subscriptions Stockholders'
                          Shares      Amount       Capital     Stage  	   Income(Loss)   Receivable    Deficiency
                                       $           $           $           $              $             $
                          ----------  -----------  ----------- ----------- -------------- ------------  -----------
Balances at June 30,2002  56,877,109   56,877      297,013     (1,241,247)                         	(887,357)

Loss for the period
ending September 30,
2002-11-06                                                       (105,405)          -           -  	(105,405)

Issuance of Common
Stock in exchange
			  10,843,000   10,843       59,124          -            -           -            69,967
For debt.and services

                          67,720,109   67,720      356,137     (1,346,652)                               (922,795)

See accompanying notes



                                                 - F4 -

		 China Xin Network Media Corporation and Subsidiary
			(A Development Stage Company)

Consolidated Interim Statements of Cash Flows
For the Period Ended
(Unaudited) From
                                		From                			Cumulative
 				       		July 1, 2002        July 1, 2001 	period ended
                                       		to           	    to     		October 19, 2000
                                       		September 30,       September  30,      to
				       		2002                2001          	September  30,2002
                                                US$                 US$                 US$
Cash Flows from Operating Activities

Net loss                         		(105,405)   	    (290,126)     	(1,348,417)
Adjustments to reconcile net loss to net
   cash used for operating activities:
 	Depreciation    			  17,400               3,505   		    34,125
    	Increase in recoverable use tax 	 (10,505)    	     (14,609)        	   (16,488)
        Increase in accrued expenses        	 (71,283)             79,943               237,254
     	Decrease   in  accrued  expenses
	- related  parties   			   9,006            	-                    9,006
        Decrease in accounts receivable            7,324              (4,303)                2,269
        Decrease in prepaid and deposits          10,990               5,524                  (979)
        Increase in advances to officers         (38,334)                -                 (38,334)
        Increase in amounts due to officers
        and employees                             27,667                 -                  27,667
        Net cash used for operating activities	(153,140)	    (220,066)           (1,116,457)
                                                ---------	    ---------	        -----------
Net Cash used for Operating Activities

Cash Flows from Investing Activities

   Purchase  of  capital assets                                      (58,134)             (164,009)
                                                                     --------             ---------
Net Cash used for Investing Activities

Cash Flows from Financing Activities
      Write-off deficit to Paid-in-Capital       					   139,877
      Write-off comprehensive income to Paid in Capital					    10,807
      Write-off stock subscription receivable                                              196,349
      Increase in bank indebtedness              (18,652)                                    1,297
      Increase in short term loans               194,788                                   194,788
      Decrease in loans-related party            (37,247)                                  (37,247)
      Decrease in loans payable                  (35,298)            241,255               669,594
      Increase in capital stock                   10,843                                    58,437
      Increase in paid-in capital                 59,124                                    47,033
                                                 -------             -------             ---------
                                                 173,558             241,255             1,280,935
						 -------	     -------             ---------
Net Cash Provided by Financing Activities

Net(Decrease)Increase in Cash                     20,418             (36,945)                  469
Cash Beginning of Period                         (19,949)-            42,671                    -
                                                     469               5,726                   469

Supplemental disclosure of non-cash flow information:
  Cash paid during the year for:
    Interest                      	        $   -                $   -                   $-
    Income taxes                                    -                    -                    -
                                                $-                   $   -                   $-

See accompanying notes                                -F5-

		China Xin Network Media Corporation and Subsidiary
			(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at September 30, 2002
(Unaudited)

1. Background and Organization


   China Xin Network Media Corporation (the Company) is a Florida registered company. The Company is a provider of financial, economic and business information on China. CXN presently operates from its operating company whose head office is located in Montreal . These consolidated financial statements represents the transactions of its wholly owned Canadian subsidiary, China Xin Network (Canada) Inc.

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

2. Accounting Policies

   a)Basis of Presentation

      The Company is considered to be a development stage company as of September 30, 2002 since planned principal operations have not yet commenced.

   b)Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company from October 19, 2000 and its wholly-owned subsidiary, CXN from October 19, 2000 herein after referred to together as the ("Companies") after elimination of any significant intercompany transaction and accounts.

   c)Cash and Cash Equivalent

      The  Company considers highly liquid investments with maturities  of
      three   months  or  less  at  the  time  of  purchase  to  be   cash
      equivalents.

                                   - F6 -

		China Xin Network Media Corporation and Subsidiary
			(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at September 30, 2002
(Unaudited)

2. Accounting Policies (Cont'd)

   d)Furniture, Fixtures and Equipment

      Furniture, fixtures and equipment are recorded at cost less accumulated depreciation which is provided on the straight-line basis over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.

   e)Income Taxes

      The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and foreign income tax reporting purposes. As at September 30, 2002, these amounts were Nil.

   f)Earnings per Share

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

   g)Use of Estimates

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

   h)Fair Value Disclosure at September 30, 2002

      The carrying value of recoverable use tax, accrued expenses - related party, and loans from related party is a reasonable estimate of their fair value.

   i)Effect of New Accounting Standards

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


                                  - F7 -

		 China Xin Network Media Corporation and Subsidiary
			(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at September 30, 2002
(Unaudited)



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


5. Commitments and Contingencies

   a)Insurance

      The  Company  maintains  adequate  property  and  general  liability
      insurance.   At  the date of the Balance Sheet, the Company  is  not
      aware of any claims.

   b)Rent

      The Company leases office space under temporary lease expiring in June 2003. Minimum monthly payments are approximately $1,100.

6. Loans Payable

   These notes payable have been recorded as loans and contractually carry an interest rate of prime plus 2%. These notes are convertible at the option of the holder at a rate of $ 0.125 per common share plus an equivalent number of warrants at an exercise price of $ 0.30. As of the balance sheet date all the holders of these notes have opted to convert their shares and the legal formalities pertaining to the issuance of the remaining shares. Accordingly no interest has been accrued on these notes in these financial statements.

   Subsequent to June 30, 2002, the formalities relating to their conversion to common shares have been initiated. Once these and other shares have been issued the outstanding shares of the company will stand at 76,552,155.

   The loan agreement also gave the investors right to warrants to be issued on a 1:1 ratio. The total warrants to be issued amount to 9,373,667 which are exercisable at US 0.30. As of the date of these statements, these warrants have not been issued.


                                  - F8 -

		 China Xin Network Media Corporation  and Subsidiary
			(A Development Stage Company)


Notes to Consolidated Interim Financial Statements
As at September 30, 2002
(Unaudited)


  7.   Subsequent Events

     Significant Changes to Key Management and Share Capital


   Management Changes

   On September 9, 2002, in a move to restructure the Company, Mr. Raymond Boisvert resigned from the Company as President and Director. Based on the founders agreement Mr. Boisvert sold the 50% interest in 3884368 Canada Inc. for $ 1.00 to Mr. Jean-Francois Amyot. This transfer resulted in Mr. Amyot becoming the beneficial owner of all the founders shares amounting to 18,743,768

   As part of the restructuring the Company, in order to harmonize and better control both its costs and content, transferred its editorial operations, previously carried out in Beijing, to its Montreal Head Office.

   In further developments, on October 25, 2002, Mr. Jean-Francois Amyot the Company's Chairman and CEO, stepped down from management and Mr. George Lee, became China Xin Network Media's overall Chairman and CEO. Mr. Amyot transferred all his shares in 3884368 Canada Inc., to Mr. Lee giving Mr. Lee the beneficial ownership of all the outstanding shares of 3884368 Canada Inc. As of the date of this report, Mr. Lee was also the sole Director of the Company, following the resignation of Mr. David Dingwall from the Board on November 5, 2002.

   Share Capital

   As fully stated in Note 6, all necessary formalities relating to the conversion of the loans to common shares have been initiated. Once these and other shares have been issued the outstanding common shares of the company will stand at 76,552,155. It is expected that the formalities relating to the conversion of shares will be completed in the coming weeks.

   The loan agreement also gave the investors right to warrants to be issued on a 1:1 ratio. The total warrants to be issued amount to 9,373,667 which are exercisable at US 0.30. As of the date of these statements, these warrants have not been issued.

                                    -F9-