Form 10QSB
period 2002-12-31
CHINA XIN NETWORK MEDIA CORP
filed 2003-02-14
CIK 1073785

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 2002
                    ---------------------------------------


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


          1000 de la Gauchetiere West, 24th Floor, Montreal, Quebec H3B 4W5
          -----------------------------------------------------------------
                 (Address of principal executive offices)


                     Tel: (514) 398-0515 Fax: (514) 398-9901
                     --------------------------------------
                           (Issuer's telephone number)





APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding Of each of the issuer's classes of common equity, as of the latest Practicable date: 76,552,155 as of January 7, 2003.



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



PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

At the end of this filing are attached the financial statements for China Xin Network Media Corporation and subsidiary, for the period ending December 31, 2002,which are submitted in compliance with item 310 (b) of Regulation SB.

               China Xin Network Media Corporation and Subsidiary
                          (A Development Stage Company)

                              Financial Statements
                               December 31, 2002

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

The Company was incorporated on October 19, 2000, to acquire the exclusive commercialization rights to the most reliable and timely financial, economic and business financial information on the People's Republic of China, published by an agency of the People's Republic of China, the China Economic Information Network (CEINet).

CXN is a development stage company, which means it is in the process of developing and growing its business. The company has incurred losses since its inception, and it anticipate that it will continue to incur losses in the foreseeable future. CXN will be unable to continue as a going concern if it is unable to earn sufficient revenues from its operations or raise additional capital through debt or equity financings to meet its working capital obligations. Management is addressing this concern with a plan of equity and debt financing.

Operations
----------
CXN Media has drastically cut back on its operations. It presently operates from its offices in Montreal. In collaboration with CEINet, content is managed directly in Montreal. Management is presently in discussions on the future collaboration with CEINet, with respect to content procurement and management.

The President of the Company concluded a new arrangement with CEINet, where
CXN Media will launch a new joint venture providing custom market research on Mainland China, to companies seeking to enter the market or expand their market share.

Capital Needs
-------------
At the end of December 31, 2002, the company had Current liabilities of $513,490 and approximately US$170 of Cash. Subsequent to the year end, the President & CEO, Mr. George Lee provided an interest free loan CDN$10,000 to cover rent, telephone and other expenses related to keeping the offices of CXN operational. Total loans by directors has increased to over $86,000 by December 31, 2002

CXN will be unable to continue as a going concern if it is unable to earn sufficient revenues from its operations or raise additional capital through debt or equity financings to meet its working capital.

In the mean time it is expected that management will provide sufficient cash interim loans or convertible loans to keep the operations open, until more permanent solution is attained.

On February 12, 2003, the Company signed a letter of intent with a US investment fund for US$10,000,000, subject to dueligence.

Product Research & Development
-------------------------------
CXN does not plan to launch any new products or services until funding issues are resolved.

The Panpac Media, Smart Investor magazine, acquisition was terminated by CXN, following due diligence review in November 2002.


Other Developments
-------------------
Subsequent to the quarter ending On November 2, 2002, the Company signed a letter of intent to acquire Benchmark Capital Consulting, Inc., a consulting and merger and acquisition advisory firm located at 100 Wall Street, New York, New York. Benchmark Capital Consulting, Inc. is a wholly owned subsidiary of Benchmark Global Capital Group.

On January 17, 2003, CXN Media announced that it cancelled the deal after the 60 day period elapsed, with no formal deal concluded.

On January 24, 2003, CXN Media announced it had made a new arrangement with Its China based partner, CEINet, to create a new joint venture to supply custom market research on mainland China to companies seeking to enter the Chinese market or expand their services.

The Company also engaged the services of Mr. Terrence Byrne as CFO, Dr. Len Sellers as COO and CTO, and Charles David Doran as Director of Marketing.

On February 12, 2003, the Company signed a letter of intent with a US investment fund for US$10,000,000, subject to dueligence.

Staff
------
The company at the moment is operating with a basic staff of 5 persons. Mr. George Lee and Mr. Bill Mavridis operate out of the Montreal office. Mr. Terence Byrne and Mr Charles David Doran are temporarily working out of their Home offices in Georgia. Dr. Len Sellers is also working out his office in San Francisco.

The staffing situation will not change further until proper funding for the company is arranged.

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

Subsequent to the end of the quarter 3 more seperate 8-K filings were made. On November 5, 2002 an 8K was filed announcing the resignation of Mr. Jean-Francois Amyot, as Director and CEO & Chairman. Mr. George Lee Assumed that post on October 25, 2002.

The second filing was made on November 2, the anouncement was made to present the contract and details of the binding letter of intent. It was also announced in thet 8-K that Mr. David Dingwall resigned from the board of directors.

On January 9, 2003, the Company filed an 8-K to announce an S-8 filing to Provide compensation to Terence Byrne.








                                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHINA XIN NETWORK MEDIA CORPORATION

Date: February 12, 2003               /s/ GEORGE LEE
                                     ----------------------
                                     Mr. George Lee, President & CEO

                        China Xin Network Media Corporation
                                  and Subsidiary
                             (A Development Stage Company)
                       Consolidated Interim Financial Statements
                        For the Period Ended December 31, 2002
                                        and
                      Cumulative Period From October 19, 2000
                                 (date of inception)
                                to December 31, 2002

               China Xin Network Media Corporation and Subsidiary
                          (A Development Stage Company)

Financial Statements
December 31, 2002

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

                    REVIEW ENGAGEMENT REPORT


To the Shareholders of
China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)


I  have  reviewed the consolidated interim  balance
sheet  of China Xin Network Media Corporation   and
Subsidiary  (a  development stage  company)  as  at
December 31,  2002  and the consolidated  interim
statements  of operations and comprehensive  income
(loss)  and  cash flows for the period  then  ended
from  October  19,  2000  (date  of  inception)  to
December   31, 2002.  My  review  was   made   in
accordance with generally accepted standards in the
Unites States of America for review engagements and
accordingly   consisted   primarily   of   enquiry,
analytical procedures and discussion related to information supplied to me by the Company.

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

/s/Franco La Posta
- ---------------
Chartered Accountant
Franco La Posta, CA


Montreal, Quebec, January 21, 2003


                                      - F1 -

             China Xin Network Media Corporation and Subsidiary
                       (A Development Stage Company)


Consolidated Interim Balance Sheet
As at Decemebr 31, 2002
(Unaudited)
                                                        Dec 31,2002
                                                            US$
                                                        -----------
Assets
Current

 Cash                                                   $     170
 Accounts Receivable                                        2,279
 Receivable use tax                                         8,638
                                                        ---------
                                                           11,087

 Capital Assets (Note 2 (d) )                             113,262
                                                        ---------
                                                        $ 124,349

Liabilities

Current

  Due to officers and employees                            86,323
  Other short term loans                                  194,788
  Accounts payable                                      $ 232,379
                                                        ---------
                                                          513,490
                                                        ---------

Shareholders' Deficiency

  Common stock - $.001 par value, 150,000,000 Shares
  Authorized - Shares issued and outstanding-76,552,155    76,552
  Paid-in capital deficency                               991,197
  Accumulated deficit during the development stage     (1,456,890)
                                                        -----------
                                                         (389,144)
                                                        -----------
                                                        $ 124,349

See accompanying notes

Approved on Behalf of the Board:

/s/ GEORGE LEE Director
-----------------------
GEORGE LEE
                                    -F2-

               China Xin Network Media Corporation  and Subsidiary
                        (A Development Stage Company)

Consolidated  Interim  Statements of Operations  and  Comprehensive  Income
(Loss)
(Unaudited)


		From              From              Cumulative
		July 1, 2002      July 1, 2001      period ended
		to                to                October 19,2000
		December 31,2002  December 31,2001  to December 31, 2002
		US$                    US$   		  US$
                ----------------- ----------------- ---------------------
Income	        $   -             $        -         $   35,067



Expenses

Selling,general
and admin.
expenses        (110,238)         (175,940)           (1,491,957)


Loss before
Provision for
Income Taxes    (110,238)         (175,940)           (1,491,957)


Provision for
Income Taxes       -                  -                    -


Comprehensive
Net (Loss)      (110,238)          (175,940)           (1,491,957)
                =========          =========           ===========

Basic:

Net loss        $ (.00)            $  (.00)	           $(0.00)
Fully Diluted   $ (.00)	           $  (.00)	           $(0.00)

Weighted Avg
Number of
Common Shares
Outstanding     76,552,155         76,552,155            76,552,155

Fully Diluted
Weighted Aveg.
Number of
Common Shares

See accompanying
notes
		76,552,155          76,552,155           76,552,155

                                    - F3 -

		China Xin Network Media Corporation and Subsidiary
			(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Deficiency
For the Period from October 19, 2000 to December 31, 2002
(Unaudited)

                                                               US$
                                                       	       Accumulated US$
                                              	   US$	       Deficit	   Accumulated    US$
                                       		   Additional  during the  other 	  Stock        	US$
                        Common Stock  US$          Paid-in     Development Comprehensive  Subscriptions Stockholders'
                          Shares      Amount       Capital     Stage  	   Income(Loss)   Receivable    Deficiency
                                       $           $           $           $              $             $
                          ----------  -----------  ----------- ----------- -------------- ------------  -----------
Balances at June 30,2002  56,877,109   56,877      297,013     (1,241,247)                         	(887,357)

Loss for the period
ending September 30,
2002                                                            (105,405)        -            -         (105,405)

Loss for the period
October 1,2002-
December 21, 2002                                  (110,238)        -            -            -         (110,238)

Issuance of Common
Stock in exchange
For debt.and services     19,675,046   19,675       694,186         -            -            -           713,859


                          76,552,155   76,552       991,197     (1,456,890)      -            -          (389,141)

See accompanying notes



                                                 - F4 -

		 China Xin Network Media Corporation and Subsidiary
			(A Development Stage Company)

Consolidated Interim Statements of Cash Flows
For the Period Ended
(Unaudited) From
                                		From                			Cumulative
 				       		July 1, 2002        July 1, 2001 	period ended
                                       		to           	    to     		October 19, 2000
                                       		Dcember 31,         December 31,        to
				       		2002                2001          	December 31, 2002
                                                US$                 US$                 US$
Cash Flows from Operating Activities

Net loss                         		(110,238)   	    (175,940)     	(1,456,890)
Adjustments to reconcile net loss to net
   cash used for operating activities:
 	Depreciation    			   9,763               2,688   		    43,888
    	Increase in recoverable use tax 	   7,860              (3,851)        	     8,638
        Increase in accrued expenses        	  (4.875)             (31,422)             233,379
     	Decrease   in  accrued  expenses
	- related  parties   			   9,006              (14,364)                -
        Decrease in accounts receivable              -                   -                   2,269
        Decrease in prepaid and deposits             979               9,339                  -
        Increase in advances to officers          38,334                -                     -
        Increase in amounts due to officers
        and employees                             58,656               1,912                 86,323
        Net cash used for operating activities	     479	    (211,908)           (1,083,393)
                                                ---------	    ---------	        -----------
Net Cash used for Operating Activities

Cash Flows from Investing Activities

   Purchase  of  capital assets                     (778)             (7,881)             (164,787)
                                               ----------             -------             ---------
Net Cash used for Investing Activities

Cash Flows from Financing Activities
      Write-off deficit to Paid-in-Capital                          139,877                139,877
      Write-off comprehensive income to Paid in Capital              10,807                 10,807
      Write-off stock subscription receivable                       196,349                196,349
      Increase in bank indebtedness                                  (3,088)               (20,119)
      Increase in short term loans                                                         194,788
      Decrease in loans-related party                                                      (37,247)
      Decrease in loans payable                 (643,892)            300,661                  -
      Increase in capital stock                    8,832              19,754                67,269
      Increase in paid-in capital                635,060            (366,787)              696,626
                                                 -------             -------             ---------
                                                    -                297,573             1,248,350
						 -------	     -------             ---------
Net Cash Provided by Financing Activities

Net(Decrease)Increase in Cash                       (299)             77,784                   170
Cash Beginning of Period                             469                -                       -
Cash End of Period                                   170              77,784                   170

Supplemental disclosure of non-cash flow information:
  Cash paid during the year for:
    Interest                      	        $   -                $   -                   $ -
    Income taxes                                $   -                $   -                   $ -
                                                $-                   $   -                   $ -

See accompanying notes                                -F5-

		China Xin Network Media Corporation and Subsidiary
			(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at December 31, 2002
(Unaudited)

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

Notes to Consolidated Interim Financial Statements
As at December 31, 2002
(Unaudited)

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

Notes to Consolidated Interim Financial Statements
As at December 31, 2002
(Unaudited)



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



                                  - F8 -

		 China Xin Network Media Corporation  and Subsidiary
			(A Development Stage Company)


Notes to Consolidated Interim Financial Statements
As at December 31, 2002
(Unaudited)


  6.   SUBSEQUENT EVENTS

Significant Changes to Key Management and Share Capital

Management Changes

On September 9, 2002, in a move to restructure the Company, Mr. Raymond Boisvert resigned from the Company as President and Director. Based on the founders agreement Mr. Boisvert sold the 50% interest in 3884368 Canada Inc. for $1.00 to Mr. Jean-Francois Amyot. This transfer resulted in Mr. Amyot becoming the beneficial owner of all the founders shares amounting to 18,743,768.

As part of the restructuring the Company, in order to harmonize and better control both its costs and content, transferred its editorial operations, previously carried out in Beijing, to its Montreal Head Office.

In further developments, on October 25, 2002, Mr. Jean-Francois Amyot, the Company's Chairman and CEO, stepped down from management and Mr. George Lee, became China Xin Network Media's overall Chairman and CEO. Mr. Amyot transferred all his shares in 3884368 Canada Inc., to Mr. Lee, giving
Mr. Lee the beneficial ownership of all of the outstanding shares of 3884368 Canada Inc. As of the date of this report, Mr. Lee was also the sole Director of the Company, following the resignation of Mr. David Dingwall from the Board.

Share Capital

It is expected that the formalities relating to the conversion of shares will be completed in the coming weeks.

The total outstanding warrants to be issued amount to 9,373,667 which are exercisable at US 0.30. As of the date of these statements, these warrants have not been issued.

On January 28, 2003, the Company filed an S8 and signed a consulting contract with a Mr. Terrence Bryne to provide marketing and support services in exchange for 2,000,000 shares.


                                    -F9-