Form 10QSB
period 2003-05-12
CHINA XIN NETWORK MEDIA CORP
filed 2003-05-13
CIK 1073785

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003
                      ------------------------------------


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


                        Commission file number: 000-29915
                        ---------------------------------

                      CHINA XIN NETWORK MEDIA CORPORATION
                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                     65-0786722
-------------------------------            -------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


             1111 Brickell Avenue, 11th Floor, Miami, Florida 33130
             ------------------------------------------------------
                 (Address of principal executive offices)


                    Tel: (305) 913-7163 Fax: (866) 300-9671
                    ---------------------------------------
                           (Issuer's telephone number)





APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding Of each of the issuer's classes of common equity, as of the latest Practicable date: 112,902,401 as of April 23, 2003.



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION...........................................2
   Item 1. Financial Statements..........................................2
   Item 2. Plan of Operation.............................................3
PART II-- OTHER INFORMATION..............................................6
   Item 1. Legal Proceedings.............................................6
   Item 3. Defaults Upon Senior Securities...............................6
   Item 4. Submission of Matters to a Vote of Security Holders...........6
   Item 5. Other Information.............................................6
   Item 6. Exhibits and Reports on Form 8-K..............................6
   SIGNATURES............................................................6


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

At the end of this filing are attached the financial statements for China Xin Network Media Corporation and subsidiary, for the period ending March 31, 2003, which are submitted in compliance with item 310 (b) of Regulation SB.

               China Xin Network Media Corporation and Subsidiary
                          (A Development Stage Company)

                              Financial Statements
                               March 31, 2003

Contents
Review Engagement Report                                                   F-1
Unaudited Consolidated Interim Balance Sheet                               F-2
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                              F-3
Unaudited Consolidated Interim Statement of Stockholders' Deficiency       F-4
Unaudited Consolidated Interim Statement of Cash Flows                     F-5
Unaudited Consolidated Interim Notes to Financial Statements            F-6-12

Item 2. Plan of Operation.

The Company
-----------
CHINA XIN NETWORK MEDIA CORPORATION is a Florida-registered and Miami-based custom market research firm which will provide business intelligence to Fortune 2000 companies seeking to enter or enhance their market presence in the People's Republic of China.

The Company was incorporated on October 19, 2000, to acquire the exclusive commercialization rights to the most reliable and timely financial, economic and business financial information on the People's Republic of China, published by the China Economic Information Network (CEINet), an official government agency of the State Development and Planning Commission.

CXN is a development stage company, which means it is in the process of developing and growing its business. The company has incurred losses since its inception, and it anticipates that it will continue to incur losses in the foreseeable future. CXN will be unable to continue as a going concern if it is unable to earn sufficient revenues from its operations or raise additional capital through debt or equity financings to meet its working capital obligations. Management is addressing this concern with a plan of equity and debt financing.

Operations
----------
CXN originally had operations in Montreal and Beijing before being scaled back due to a company-wide reorganization. In October 2002, George Lee assumed control of CXN.

In January 2003, Mr. George Lee, the President of the Company, brought in a new management team and also concluded a new arrangement with CEINet, where CXN Media will launch a new joint venture providing custom market research and business intelligence on mainland China, to companies seeking to enter the market or expand their market share.

CXN will offer a range of products and services for its clients. The planned product line includes the following:

* Education and Awareness
* Market Research & Analysis
* Consulting Services
* Market Data Access (MDX)
* Marketing and Outreach

The underlying data that supports all of CXN's offerings is based on a sophisticated metadata framework and search engine that brings together vast amounts of information on the PRC. The data is provided to CXN by its China-based partner and official government agency of the State Development and Planning Commission, the China Economic Information Network, CEINet.

Bamboo Networks has been engaged by CXN to develop the new search engine.

Capital Needs
-------------
At the end of March 31, 2002, the company had current liabilities of $749,335 and approximately US $170 of cash. The President & CEO, Mr. George Lee continues to cover the costs of the company by providing the funds to pay rent, telephone and other expenses related to keeping the offices of CXN operational. Total loans by directors has increased to over $308,168 by March 31, 2003.

CXN will be unable to continue as a going concern if it is unable to earn sufficient revenues from its operations or raise additional capital through debt or equity financings to meet its working capital.

In the meantime it is expected that management will provide sufficient
Cash via interim loans or convertible loans to continue operations, until a more permanent solution is attained.

On February 12, 2003, the Company signed a letter of intent with Fusion Capital Fund LLC for a US$10,000,000 structured loan. At the same time these negotiations were ongoing, CXN received similar financing offers from Cornell Capital partners and Newbridge Securities Inc., all subject to due diligence.


Product Research & Development
-------------------------------
Under the responsibility of David Doran, Director of Marketing and Dr. Len Sellers, the COO and CTO of CXN, the companies offerings have been completely revamped to create a product line which will be of higher value added to the end user and greater overall price point and profit to CXN Media and its China-based partner, CEINet.

* Education and Awareness:
     CXN provides the latest information, bulletins and white papers on select industries, businesses, public policy actions and technological innovations focused on international companies that want to understand the Chinese marketplace.

* Market Research & Analysis:
     CXN market research provides detailed assessments, statistical analysis, research and reports for comprehensive industry, economic and policy insight into China.

* Consulting Services:
     CXN consulting services provide management consulting services to clients who are looking to enter or expand their presence in the Chinese marketplace.

* Market Data Access (MDX):
     CXN Market Data utilizes the extensive competitive differentiation of CXN and CEInet through the metadata engine providing the most up to date electronic information at the fingertips of their clients. Through extensive use of the technology, CXN clients can create custom queries and reports on any topic maintained within the database.

* Marketing and Outreach
     CXN provides information relevant to business in China to select or wide audiences.


Staff & Directors
-----------------
Since the company-wide reorganization there have been significant changes to staff and Directors, the new team is:

Mr. George Lee, CEO & Chairman of the Board:
George Lee is a graduate of Georgetown University, with a Bachelors Degree in Foreign Service. He held a staff position on Capital Hill as Legislative Correspondence to Senator Bill Bradley of New Jersey. Mr. Lee is also Managing Director of Foreign Resources Corporation of Hong Kong and is President and Director of Canadian Resource Corporation. He accepted the position of CEO in November 2002.
Mr. Lee has a strong business background in dealing with the cultural and business environment in the People's Republic of China. He has done business in China for nearly a decade and speaks fluent Mandarin. He is the driving force behind the recent contract signed with CEInet, which is disclosed in the accompanying notes.

Dr. Len Sellers, Director and Chief Operations Officer:
Len Sellers received his Ph.D. in Communication from Stanford University.
He was a managing director for Razorfish from 1998 to 2001. He is an emeritus professor at San Francisco State University, and is also the CEO of Hammer2Avnil, Inc. and serves on the advisory boards of Nexus Global Partners and Embrace, Inc. He accepted the position of COO in January 2003.

David Doran, Director of Marketing:
David Doran has been appointed the Director of Marketing for CXN. He has an MBA from the University of Southern California, and extensive experience in strategic alliances, marketing strategies and strategic planning for companies across a variety of industries. Mr. Doran was with A.T. Kearney, a division of Electronic Data Systems, for seven years and consulted to many U.S., Asian, and multinational companies. Clients included BHP, ConAgra Foods, GE Power Systems, General Motors, Georgia Pacific, Kellogg's, National Car Rental and United Technologies. Most recently, Mr. Doran lead Global Alliances at Manugistics, an e-business software firm providing supply chain and pricing optimization solutions. He focused on executive alliances of global system integration firms. His clients included IBM Business Consulting, KPMG/Bearing Point, Accenture, and Cap Gemini Ernst & Young Consulting.


Bill Mavridis, Director of Administration:
Bill Mavridis has been working in the financial services industry for over 12 years. In 1996 he was instrumental in launching the Corporate Finance and Underwriting department of Pro-Genesis Securities Inc. a Montreal based Boutique brokerage firm. While at the brokerage firm he was responsible for the capitalization and public listing of Niocan Inc. He later worked as Sales Manager for Triglobal Capital Management a Montreal based Financial Services firm. Company. In 1998 he started his private consulting practice, primarily focused on assisting start-ups and small cap companies in the area of Investor Relations, Business Modeling and Corporate Finance. Before joining CXN, he was a founder and VP Business Development for an emerging exploration company called Monster Copper Resources. Mr. Mavridis majored in Economics at
Concordia University in Montreal, and also attended the School of Community and Public Affaires.


Barry Brault, Corporate Controller:
Mr. Brault has recently joined CXN as Corporate Controller. The last two years he was with Integrated Communications Consultants Corporation (ICCC) as their Chief Financial Officer. ICCC is a start-up CLEC/ISP. He was involved in all inancial aspects of the company, including treasury, accounting and financial reporting. Prior to ICCI, Mr. Brault was employed by Paramount Pictures for 15 years, most recently as the Executive Director, Treasury Operations. Over this eriod he served within the accounting and finance divisions of the Paramount assuming greater roles of responsibility with each promotion. Prior to his last position, he was the Director of Financial Reporting for Paramount, which included SEC reporting.

Prior to Paramount Pictures, he was employed by international accounting firm Coopers & Lybrand (now PriceWaterhouse Coopers). He spent over five years with Coopers & Lybrand, and most of his clients were SEC-reporting clients in the Telecommunications, Public Utility and Oil, and Gas & Mining sectors of industry. Barry is a certified public accountant, a member of the American Institute of Certified Public Accountants, and holds a B.S. degree in accounting from Villanova University.



PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
The company is actively pursuing an arrangement for outstanding loans due to Hughes Benoit and Peter Wood of Ontario, Canada. The two lenders collectively loaned CDN $250,000 and have sought relief through court action to collect.

While the company does not question that this amount is owed to the parties, it does question the validity on how the transaction was entered into and to certain terms of the transaction.

On January 31, 2003, Benoit and Woods received a default judgment from Quebec Superior Court. CXN is presently seeking to reverse the judgment on various grounds , including, inter alia, that CXN was not properly notified to appear
and present its case .   CXN legal counsel considers that it has a valid defense
to this action, and has been instructed to vigourously contest all actions.


Item 2. Changes in Securities.
Not Applicable

Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

Item 5. Other Information.
Not Applicable


Item 6. Exhibits and Reports on Form 8-K.

On January 9, 2003, the Company filed an 8-K to announce an S-8 filing to provide compensation to Terence Byrne.

On April 9, 2003, the Company filed an S-8, Employee Stock Option Plan. In the plan 15,000,000 shares were registered of which 8,150,000 were issued on April 18, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHINA XIN NETWORK MEDIA CORPORATION

Date: May 9, 2003                    /s/ GEORGE LEE
                                     ----------------------
                                     Mr. George Lee, President & CEO




                        China Xin Network Media Corporation
                                  and Subsidiary
                             (A Development Stage Company)
                       Consolidated Interim Financial Statements
                         For the Period Ended March 31, 2003
                                        and
                      Cumulative Period From October 19, 2000
                                 (date of inception)
                                  to March 31, 2003

               China Xin Network Media Corporation and Subsidiary
                          (A Development Stage Company)

Financial Statements
March 31, 2003
Contents
Review Engagement Report                                                   F-1
Unaudited Consolidated Interim Balance Sheet                               F-2
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                              F-3
Unaudited Consolidated Interim Statement of Stockholders' Deficiency       F-4
Unaudited Consolidated Interim Statement of Cash Flows                     F-5
Unaudited Consolidated Interim Notes to Financial Statements            F-6-12

REVIEW ENGAGEMENT REPORT

To the Shareholders of
China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)


I  have  reviewed the consolidated interim  balance
sheet  of China Xin Network Media Corporation   and
Subsidiary  (a  development stage  company)  as  at
March 31,  2003  and the consolidated  interim
statements  of operations and comprehensive  income
(loss)  and  cash flows for the period  then  ended
from  October  19,  2000  (date  of  inception)  to
March   31,  2003.   My    review   was   made   in
accordance with generally accepted standards in the
Unites States of America for review engagements and
accordingly   consisted   primarily   of   enquiry,
analytical procedures and discussion related to information supplied to me by the Company.

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

/s/Franco La Posta
-------------------
Chartered Accountant
Franco La Posta, CA


Montreal, Quebec, April 21, 2003
















                                       -F1-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)


Consolidated Interim Balance Sheet
As at March 31, 2003
(Unaudited)
                                                        Mar 31,2003
                                                            US$
                                                        -----------
Assets

Current
 Cash                                                   $     170
 Accounts Receivable                                        2,279
 Receivable use tax                                         8,638
                                                        ---------
                                                           11,087

 Capital Assets (Note 2 (d) )                             127,961
                                                        ---------
                                                        $ 139,048
Liabilities

Current
  Accounts payable                                      $ 246,379
  Due to officers and employees                           308,168
  Other short term loans                                  194,788
                                                        ---------
                                                          749,335
                                                        ---------
Shareholders' Deficiency
  Common stock - $.001 par value, 150,000,000 Shares
  Authorized - Shares issued and outstanding-104,752,401  104,752
  Paid-in capital deficency                               962.997
  Accumulated deficit during the development stage     (1,678,036)
                                                        -----------
                                                         (610,287)
                                                        -----------
                                                        $ 139,048

See accompanying notes
Approved on Behalf of the Board:

/s/ GEORGE LEE
----------------
GEORGE LEE, Chairman & Director

/s/ LEN SELLERS
------------------------
LEN SELLERS, COO & Director
                                       -F2-

China Xin Network Media Corporation  and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Operations and Comprehensive Income(Loss)
(Unaudited)
		From              From              Cumulative
		October 1,2002    October 1,2001    period ended
		to                to                October 19,2000
		March 31,2003     March 31,2002     to March 31, 2003
		US$                    US$   		  US$
                ----------------- ----------------- ---------------------
Income	        $   -             $  31,261         $    35,067

Expenses

Selling,general
and admin.
expenses        (331,384)         (383,639)        (1,713,103)


Loss before
Provision for
Income Taxes    (331,384)         (352,378)        (1,678,036)

Provision for
Income Taxes       -                  -                    -

Comprehensive
Net (Loss)      (331,384)        (352,378)         (1,678,036)
                =========        =========         ===========

Basic:

Net loss        $ (.00)          $  (.00)            $(0.00)
Fully Diluted   $ (.00)	         $  (.00)            $(0.00)

Weighted Avg
Number of
Common Shares
Outstanding     104,452,401     53,816,657        104,452,401

Fully Diluted
Weighted Aveg.
Number of
Common Shares   104,452,401     53,816,657        104,452,401



See accompanying
notes


                                   -F3-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Deficiency
For the Period from October 19, 2000 to March 31, 2003
(Unaudited)

                                                           US$
                                                           Accumulated  US$
                                               US$	   Deficit      Accumulated   US$
                                               Additional  during the   other 	      Stock         US$
                     Common Stock US$          Paid-in     Development  Comprehensive Subscriptions Stockholders'
                     Shares       Amount       Capital     Stage        Income(Loss)  Receivable    Deficiency
                                  $            $           $            $             $             $
                      ----------  -----------  ----------- ----------- -------------- ------------  ----------
Balances at
June 30,2002          56,877,109     56,877      297,013   (1,241,247)        -            -         (887,357)

Loss for the period
ending September 30,
2002                        -           -         -          (105,405)        -            -         (105,405)

Loss for the period
October 1,2002-
March 31, 2003              -           -         -          (331,384)        -            -         (331,384)

Issuance of Common
Stock in exchange
For debt and services  47,575,292   47,575       666,284         -            -            -          713,859


                      104,452,401  104,452       963,297    (1,678,036)       -            -         (610,287)

See accompanying notes




                                              -F4-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Cash Flows
For the Period Ended
(Unaudited)

                                                From              From                  Cumulative
                                                October 1,2002    October 1,2001 	period ended
                                                to                to                    October 19, 2000
                                       	        March 31,         March 31,             to
                                                2003              2002                  March 31, 2003
                                                US$                 US$                 US$
Cash Flows from Operating Activities

Net loss                                        (331,384)            (352,378)           (1,678,036)
Adjustments to reconcile net loss to net
   cash used for operating activities:
 	Depreciation    			  15,675               (2,761)               49,800
        Increase in Accounts Payable              14,000                 -                   14,000
    	Increase in recoverable use tax 	   7,860               20,118        	      8,638
        Increase in accrued expenses        	  (4.875)             177,414               233,379
     	Decrease   in  accrued  expenses
	- related  parties   	            	     -                  (112)                   -
        Decrease in accounts receivable              -               (35,799)                 2,269
        Decrease in prepaid and deposits             979                -                       -
        Increase in advances to officers          38,334                -                     -
        Increase in amounts due to officers
        and employees                            280,051              (4,330)               308,168
        Net cash used for operating activities	  21,090	    (192,326)            (1,062,782)
                                                ---------	    ---------	         -----------
Net Cash used for Operating Activities

Cash Flows from Investing Activities
   Purchase of capital assets                    (21,389)            (11,762)             (185,398)
                                               ----------            -------              ---------
Net Cash used for Investing Activities           (21,389)            (11,762)             (185,398)
                                               ----------             -------             ---------

Cash Flows from Financing Activities
      Write-off deficit to Paid-in-Capital         -                    -                  139,877
      Write-off compreh. income to Pd in Cap-tal   -                    -                   10,807
      Write-off stock subscription receivable      -                    -                  196,349
      (Decrease)in bank indebtedness               -                    -                  (20,119)
      Increase in short term loans                 -                    -                  194,788
      (Decrease) in loans-related party            -                    -                  (37,247)
      (Decrease) in loans payable               (643,892)            170,166                   -
      Increase in capital stock                   35,483               3,485               104,752
      Increase in paid-in capital                608,409                -                  659,143
                                                 -------             -------             ---------
Net Cash Provided by Financing Activities           -                173,651             1,248,350
						 -------             -------             ---------

Net(Decrease)Increase in Cash                       (299)            (30,437)                  170
Cash Beginning of Period                             469              77,784                     -
Cash End of Period                                   170              47,347                   170

Supplemental disclosure of non-cash flow information:
  Cash paid during the year for:
    Interest                      	        $   -                $   -                   $ -
    Income taxes                                $   -                $   -                   $ -
                                                $   -                $   -                   $ -

See accompanying notes








                                                         -F5-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at March 31, 2003
(Unaudited)

1.	BACKGROUND AND ORGANIZATION

China Xin Network Media Corporation (the Company) is a Florida registered company. The Company is a provider of financial, economic and business information on China. CXN presently operates from its operating company whose head office is located in Montreal. These consolidated financial statements represents the transactions of its wholly owned Canadian subsidiary, China Xin Network (Canada) Inc.

The Company was incorporated on October 19, 2000 to acquire the exclusive commercialization rights to the most reliable and timely financial, economic and business financial information on China, published by an agency of the People's Republic of China, the China Economic Information Network (CEINet). On May 25, 2001, the Company signed an exclusive agreement with CEINet. Under the terms of the agreement, the Company will be the preferred provider of financial, economic and business information on China. Subscribers will depend on the Company's financial news, in-depth research reports and market reviews, which will be written and edited using the best available practices and quality control expected by a global audience.

CXN originally had operations in Montreal and Beijing before being scaled back due to a company wide reorganization. In October 2002, George Lee assumed control of CXN.

In January 2003, Mr. George Lee, the President of the Company brought in a new management team and also concluded a new arrangement with CEINet, where CXN Media will launch a new joint venture providing custom market research and business intelligence on Mainland China, to companies seeking to enter the market or expand their market share.







                                       -F6-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at March 31, 2003
(Unaudited)

1.	BACKGROUND AND ORGANIZATION continued

Under the new agreement CEINet interest in CXN Media is 25% and non-dilutive below 20% for the next 4 years. CEINEt will also receive 5% of gross revenue and 2 board seats.

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

d) Furniture, Fixtures and Equipment
Furniture, fixtures and equipment are recorded at cost less accumulated depreciations which is provided on the straight-line basis over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.









                                       -F7-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at March 31, 2003
(Unaudited)

2.	ACCOUNTING POLICIES continued

e) Income Taxes
The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and foreign income tax reporting purposes. As at December 31, 2002, these amounts were Nil.

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

h) Fair Value Disclosure at March 31, 2003
The carrying value of recoverable use tax, accrued expenses - related party, and loans from related party is a reasonable estimate of their fair value.






                                       -F8-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at March 31, 2003
(Unaudited)

2.	ACCOUNTING POLICIES continued

i) Effect of New Accounting Standards
The Company does not believe that any recently issued accounting standards,not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

During June 2001, SFAS No. 141, "Business Combinations" was issued. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method - the purchase method. Use of the pooling-of-interests methods is prohibited. The provisions of SFAS141 apply to all business combinations initiated after June 30, 2001.

During June 2001, SFAS No. 142, "Goodwill" and Other Intangible Assets" was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001.

3.	GOING CONCERN
The Company's financial statements are prepared using generally accepted accounting principles to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Until such time the company is raising investments capital to cover its ongoing operating costs.








                            -F9-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at March 31, 2003
(Unaudited)

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

b) Rent
The Company leases office space under temporary lease expiring in June 2003. Minimum monthly payments are approximately $1,100.

6.	SUBSEQUENT EVENTS
Significant Changes to Key Management and Share Capital

Management Changes
------------------
On September 9, 2002, in a move to restructure the Company, Mr. Raymond Boisvert resigned from the Company as President and Director. Based on the founders agreement Mr. Boisvert sold the 50% interest in 3884368 Canada Inc. for $1.00 to Mr. Jean-Francois Amyot. This transfer resulted in Mr. Amyot becoming the beneficial owner of all the founders shares amounting to 18,743,768.






                            -F10-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Notes to Consolidated Interim Financial Statements
As at March 31, 2003
(Unaudited)

6.	SUBSEQUENT EVENTS continued

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

On January 6, 2003, Mr. Terence Byrne was engaged by CXN as a consultant to assist the company in business development and its marketing effort. In February, Mr. Byrne took on the position of CFO for the Corporation. Due to personal reasons, Mr. Byrne resigned from the corporation in March 2003.

On January 24, 2003, the company announced the appointment of Dr. Len Sellers as Chief Operating Officer and Chief Technology Officer.

On January 30, 2003, Mr. David Doran was appointed Director of Marketing.

Subsequent to the end of this quarter, on April 15, 2003, Mr. Barry Brault was appointed as Corporate Controller.

Share Capital
-------------
The total outstanding warrants to be issued amount to 9,373,667 which are exercisable at US 0.30. As of the date of these statements, these warrants have not been issued.

On March 11, 2003, CXN has agreed and has issued an additional 25,840,246 of restricted common shares to CEINet, as part of the framework of the joint venture between CXN and CEINet.

                                      -F11-

On March 11, 2003, an additional 60,000 restricted shares were issued to directors of CXN.

CXN still lacks sufficient capital to pay key employees and consultants, as part of a remuneration package, CXN has granted shares by way of 2 different S-8 filings.

On January 9, 2003 CXN issued 2,000,000 shares to Terrence Byrne as his compensation.

Subsequent to the end of the quarter, on April 9, 2003 CXN registered 15,000,000 as part of its Employee Stock Option Plan. On April 18, 2003 CXN authorized the issuance of 8,150,000 shares from the plan.

CXN has also issued 300,000 restricted shares of the corporation to Fusion Capital as a non-refundable fee with respect to its negotiation of a $10,000,000 structured equity offering. Due diligence on the deal is still ongoing.
























                                      -F12-