Form 10KSB
period 2003-06-30
CHINA XIN NETWORK MEDIA CORP
filed 2003-10-15
CIK 1073785

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934. For the fiscal year ended June 30,2003
[ ] TRANSITION REPORT UNDER SECTION OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from____ to ___

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

                              Tel: (305) 913-7163
                              -------------------
                           (Issuer's telephone number)
        Securities registered under Section 12(b) of the Exchange Act: none
          Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year was nil.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of October 13, 2003 was approximately $1,489,448 based upon the average high and low bid prices of the Registrant's Common Stock on such date. Calculated as follows: 115,902,401 (issued shares) - 59,696,812 affiliates)= 56,205,589 non-affiliates. Average high low bid is $0.0265

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 115,902,401


Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                        INDEX
Description                                                        Page

PART I
------
ITEM 1. DESCRIPTION OF BUSINESS                                    2

ITEM 2. DESCRIPTION OF PROPERTY                                    2

ITEM 3. LEGAL PROCEEDINGS                                          2

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        2

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS   3



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                3

ITEM 7. FINANCIAL STATEMENTS                                       9

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                                9

ITEM 8A. Controls and Procedures                                   9

PART III
--------
ITEM 9.  DIRECTORS; EXECUTIVE OFFICERS; PROMOTORS AND CONTROL
PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT         10

ITEM 10.EXECUTIVE COMPENSATION                                     11

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         12

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           13

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                         13

SIGNATURE PAGE                                                     13

EXHIBITS- AUDITED FINANCIAL STATEMENTS                           F1-11

Certification                                                      14

1.  DESCRIPTION OF BUSINESS
---------------------------
CHINA XIN NETWORK MEDIA CORPORATION is a Florida-registered and Miami-based custom market research firm which will provide business intelligence to Fortune 2000 companies seeking to enter or enhance their market presence in the People's Republic of China.

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


2.  DESCRIPTION OF PROPERTY
---------------------------
Our principal executive offices have recently moved from Montreal Canada. We are located at 1111 Brickell Ave, 11th Floor, Miami, Florida. Our telephone number is 305/913-7163. The address of our website is www.cxnonline.com (as mentioned in our press release datedm Aril 24, 2003)


3.  LEGAL PROCEEDINGS
---------------------
The company is actively pursuing an arrangement for outstanding loans due to Hughes Benoit and Peter Wood of Ontario, Canada. The two lenders collectively loaned CDN $250,000 and have sought relief through court action to collect.

While the company does not question that this amount is owed to the parties, it does question the validity on how the transaction was entered into and to certain terms of the transaction.

On January 31, 2003, Benoit and Woods received a default judgment from Quebec Superior Court. CXN is presently seeking to reverse the judgment on various grounds , including, inter alia, that CXN was not properly notified to appear and present its case.

Management also negotiated a settlement on this matter in June 2003. We are presently awaiting to finalize the settlement shortly.


4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------
not applicable

PART II
-------

5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------
As of January 4, 2002, the company's trading symbol, for its common equity shares changed to CXIN. Prior to that time the trading symbol of the company was FFAX.

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

Table 1: Quarterly Trading Summary (since RTO Nov.8,2001)
Quarter   (Data provided by Pink Sheets, LLC) High Bid  Low Bid
--------------------------------------------- --------  --------
2002
Q2 Nov. 8, 2001  -  Dec. 31, 2001               0.280     0.050
Q3 Jan. 2, 2002  -  Mar. 28, 2002               0.180     0.070
Q4 Apr. 1, 2002  -  Jun. 28, 2002               0.200     0.070

2003
Q1 Jul. 1, 2002  -  Sept.30, 2002               0.110     0.017
Q2 Oct. 1, 2002  -  Dec. 31, 2002               0.080     0.017
Q3 Jan. 2, 2002  -  Mar. 31, 2003               0.190     0.041
Q4 Apr. 1, 2002  -  Jun. 30, 2003               0.075     0.032


6. MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------
You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this prospectus.

6.1.Selected Financial Data
---------------------------
The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to such consolidated financial statements included in this prospectus.

Table 2:  Summary Financial Data
Statement Of      From               From                 From October 19, 2000
Operations Data   July 1, 2002       July 1, 2001         (date of inception)
                  through            through              through
                  June 30, 2003 $    June 30, 2002 $      June 30, 2003 $
----------------- ----------------   -------------------  ---------------------
INCOME                     0                  0                  34,616

EXPENSES            (822,719)                                (2,098,582)

NET LOSS            (822,719)          (788,725)             (2,063,966)

BASIC LOSS
PER SHARE             (0.007)            (0.010)                 (0.018)

Avg. Common
shares outstanding   115,902,401      56,877,109             115,902,401

TOTAL ASSETS          43,486

TOTAL LIABILITIES    974,700

Total stockholders'
equity              (936,214)


6.2.Overview
------------

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

CXN originally had operations in Montreal and Beijing before being scaled back due to a company-wide reorganization. In October 2002, George Lee assumed control of CXN and moved the corporate office to Miami, Florida in March 2003.

In January 2003, Mr. George Lee, the President and CEO of the Company, brought in a new management team and also concluded a new arrangement with CEINet, where CXN Media will launch a new joint venture providing custom market research and business intelligence on mainland China, to companies seeking to enter the market or expand their market share.

CXN plans to offer a range of products and services for its clients. The planned product line includes the following:

* Education and Awareness
* Market Research & Analysis
* Consulting Services

* Market Data Access (MDX)
* Marketing and Outreach


6.3.Results Of Operations
-------------------------

6.3.1.   Revenue
The Company has no revenues for this period. The company has been focusing on developing its business plan, establishing proper business model with its joint venture partner CEINet, and raising capital to support the development of its metadata engine.

6.3.2.   Expenses & Losses
Selling General and Administrative Expenses for the year were $822,719 versus $788,725 in the previous year. This represents an increase of 4.1%.

A total of $479,527 are due to officers and employees. Of this amount, approximately $206,533 of expenses represents travel and business trips. These costs were paid by George Lee and are due to him. An additional $186,621 are accrued fees salaries to management and the board of directors.

Accounts payables include fees to for legal and accounting of $49,136 and other payables, including costs related to the new metadata search engine, of $19,512.08.

6.3.3.   Liquidity and Capital Resources
At the end of June 30, 2003, the company had current liabilities of $979,700 and approximately $43,486 cash.

The increase in cash was due to private placement. In April the company raised $100,000 from investors to fund the operations and the construction of the metadata engine. As of the date of this statement only $60,000 of that sum was deposited, the balance will be reflected in the next quarter. The final terms of the transaction provided the investors with restricted stock at $0.015 and an equal amount of warrants exercisable at $0.03.
As of the date of these statements, the restricted shares and warrants have not been issued.

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

The Company agreed to pursue raising capital through NewBridge Securities of Ft. Lauderdale,Florida, on April 2003. Due to unresolved legal issues surrounding the loans to the company, NewBridge has elected to hold off till all matters are resolved.

6.4.Recent Developments
-----------------------
Company raised Capital by way of a private placement.

Company engaged Newbridge for Equity Line of Credit (ELC) and working with our lawyers to complete the SB-2 filing.

Due to the outstanding court case with Benoit and Woods and the delays in due diligence, Newbridge announced in August 2003, that it was not ready in proceeding with the planed ELC.

The continued delays in raising capital has limited the Company in its ability to pay salaries. This lack of funds has contributed to the decision for Bill Mavridis, David Doran and Barry Brault in resigning their posts and pursuing other opportunities.

6.5.The Acquisition
-------------------
On February 4, 2003 CXN issued a press release announcing that it had cancelled its planned acquisition of Smart Investor magazine of Singapore and Malaysia saving US$900,000.

6.6.Critical Accounting Policies and Estimates
----------------------------------------------
The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

During June 2001, SFAS No. 141, ?Business Combinations? was issued. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method ? the purchase method. Use of the pooling-of-interests methods is prohibited. The provisions of SFAS141 apply to all business combinations initiated after June 30, 2001.

During June 2001, SFAS No. 142, ?Goodwill? and Other Intangible Assets? was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001.

6.6.1.   Revenue, Receivables and Inventory
The company has been focusing on refocusing its business strategy and establishing proper busineess plan with its joint venture partner. Revenues can not be anticipated until completion of the comapny's metadata engine is completed followed by formal beta testing.

6.6.2. Impairment Of Long-Lived Assets
We evaluate long-lived assets used in operations, including goodwill and purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic slowdowns in the Internet and telecommunications industry, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market for Internet subscribers approach and discounted expected future cash flows using a discount rate based upon our expected cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the joint ventures and the echnologies employed or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

6.7.Subsequent Events
---------------------
Subsequent to the year ended June 30, 2003, the following significant events took place.

Due to the outstanding court case with Benoit and Woods and the delays in due diligence, Newbridge announced in August 2003, that it was not ready in proceeding with the planed ELC.

The continued delays in raising capital has limited the Company in its ability to pay salaries. This lack of funds has contributed to the decision for Bill Mavridis, David Doran and Barry Brault in resigning their posts and pursuing other opportunities.

On August 11, 2003 the Company filed a Preliminary Information Statement. The Board of Directors approved a reverse split of 30 to 1. As of the date of this filing, the information statement has not been mailed to shareholders and the reverse split has been delayed until further notice.



6.8.Plan Of Operation
---------------------
The underlying data that supports all of CXN's offerings is based on a sophisticated metadata framework and search engine that brings together vast amounts of information on the PRC. The data is provided to CXN by its China-based partner and official government agency of the State Development and Planning Commission, the China Economic Information Network, CEINet. Bamboo Networks has been engaged by CXN to develop the new search engine.

6.8.1.  Estimated Capital Requirements
CXN anticipates that it will be required to raise an additional $2 million to fund the current plan of growth and existing operations through June 30, 2004. The principal source of capital has been equity financing from investors and founders. Meeting the future financing requirements is dependent on access to equity capital markets. CXN may not be able to raise additional equity when required or may have to borrow on terms that may be dilutive to existing shareholders.


6.9.Recently Issued Accounting Standards
----------------------------------------
In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and issued this statement in July 2001. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the second quarter of fiscal 2003. Management does not believe that SFAS No. 141 will have a material impact on our consolidated financial statements.

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". The FASB issued this statement in July 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002. During the 12 months ended December 31, 2001, goodwill amortization totaled $430,744.

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

7. FINANCIAL STATEMENTS
-----------------------
The audited financial statements for CXN Media for the fiscal year ending June 30, 2003 are submitted in compliance with the requirements of Item 310 (a) of Regulations S-B and are located at the end of this form 10-KSB.


                       CHINA XIN NETWORK MEDIA CORPORATION
                          (A Development Stage Company)
                        Consolidated Financial Statements
                      For the Year Ended June 30, 2003  and
           Cumulative Period From October 18, 2000 (Date of Inception)
                                to June 30, 2003

Contents                                                             F1
Independent Auditors' Report                                         F2
Consolidated Balance Sheet                                           F3
Consolidated Statement of Operations and Comprehensive Income (Loss) F4
Consolidated Statement of Stockholders' Deficiency                   F5
Consolidated Statement of Cash Flows                                 F6
Consolidated Notes to Financial Statements                        F7-F11


8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------

There are no changes in accountants or disagreements with any of the financial disclosing.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------
Management, under the supervision and with the participation of the chief executive officer and acting controller, conducted an evaluation of the disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on their evaluation, the chief executive officer and acting controller have concluded that as of the evaluation date, the disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them.

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, the Board of directors and management plans, among other actions, to form a Disclosure Committee comprised of various members of our management team. The Disclosure Committee will be charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

Other than as described above, there have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date set forth above.

PART III
9. DIRECTORS. EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
---------------------------------------------------------------

Name, Municipality of Residence    Age   Length of Service
===============================    ===   ================================
George Lee                         31    Mr. George Lee, President, CEO &
Miami Beach, Florida                     Chairman of the Board: George Lee
                                         Joined the company in Nov. 2002.

Dr. Len Sellers                    59    Dr. Len Sellers, Director and Chief
San Francisco, CA                        Operations Officer: Len Sellers
                                         Joined the company in Jan. 2003.

David Doran                        40    David Doran, Director of Marketing:
Atlanta, GA                              David Doran has been appointed the
                                         Director of Marketing in February
                                         2003.

Barry Brault                       44    Barry Brault, Corporate Controller:
Playa Del Rey, CA                        Mr. Brault joined CXN as Corporate
                                         Controller in March 2003.

Bill Mavridis                      38    Bill Mavridis, Director of
Montreal, Quebec (Canada)                Administration: Bill Mavridis joined
                                         CXN in August 2001.

Chunzheng Wang                     56    Mr. Chunzheng Wang, Member of the
Beijing                                  Board of Directors: Mr. Chunzheng
People?s Republic of China               Wang joined the Board of Directors
                                         In May 2003.

Li Kai                             48    Mr. Li Kai, Member of the Board of
Beijing                                  Directors: Mr. Li Kai joined the
People's Republic of China               Board of CXN in February 2003

10. EXECUTIVE COMPENSATION
--------------------------

Table 5: Summary Compensation Table
----------------------------------------------------------------------
                                           Long Term Compensation
             Annual Compensation    Awards               Payouts
---------  ------  -----  -------  ---------  ---------- ----- -------
Name and   Salary  Bonus  Other    Restricted Securities LTIP  All
Principle    $       $    Annual   Stock      Underlying Pay-  Other
Position                  Comp     Award(s)   Opt./SARs  outs  Comp-
                           $        $           # <F1>    $    ensation
---------  ------  -----  -------  ---------  ---------- ----- --------
George Lee    nil    nil      nil     nil     3,000,000   nil  nil
Pres. & CEO

Len Sellers   nil    nil      nil     nil     2,000,000   nil  nil
COO & CTO

Barry Brault  nil    nil      nil     nil       500,000   nil  nil
Controller

David Doran   nil    nil      nil     nil     1,000,000   nil  nil
Mktg

B.Mavridis    nil    nil      nil     nil     1,000,000   nil  nil
Admin

<F1>
The Company filed an S-8, NONQUALIFIED STOCK OPTION PLAN, on
April 9, 2003. The plan set aside 15,000,000 shares to issue to employees and consultants to the corporation. 8,150,000 shares have been issued.

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------
11.1.Security Ownership Of Certain Beneficial Owners

Table 6: Beneficial Owners
-------   ---------------------------   -------------------------- ----------
Title of  Name and                      Amount and                 Percent of
Class     Address of Beneficial Owner   Nature of Beneficial Owner Class
-------   ---------------------------   -------------------------- ----------
common    George Lee                     3,000,000                 18.8%
Equity    3884368 Canada Inc.<F1>       18,743,768
          1111 Brickell Avenue          ==========
          11th Floor                    21,743,768
          Miami, Fl. 33130

common    CEINet                        35,933,044                 31.0%
equity    58 Sanlihe Rd
          Beijing 100045
          People's Republic of China

<F1>(1) 3884368 Canada Inc. is a holding company controlled by George Lee.


11.2 Security Ownership Of Management

Table 7: Security Ownership Of Management
-------   ---------------------------   -------------------------- ----------
Title of  Name and                      Amount and                 Percent of
Class     Address of Beneficial Owner   Nature of Beneficial Owner Class
-------   ---------------------------   -------------------------- ----------
common    George Lee                     3,000,000                 18.8%
Equity    3884368 Canada Inc.<F1>       18,743,768
          1111 Brickell Avenue          ==========
          11th Floor                    21,743,768
          Miami, Fl. 33130              President & Director

common    CEINet                        35,933,044                 31.0%
equity    58 Sanlihe Rd
          Beijing 100045
          People's Republic of China    Joint Venture Partner

common    Len Sellers                    2,000,000                  1.7%
equity    1111 Brickell Avenue
          11th Floor
          Miami, Fl. 33130              CEO, CTO & Director

<F1> (1) 3884368 Canada Inc. is a holding company controlled by George Lee

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------
Not Applicable


13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------

3.1a) Articles of Incorporation of the Company (1)
3.1b) Amendments to the Articles of Incorporation (1)
3.2 By-Laws of the Company (1)
(1) Previously filed as an Exhibit to Form 10-SB12G, General form for registration of Securities filed on March 10, 2000. Previously filed on Form 8-K dated December 21, 2001

F1-F9: Audited Financial Statements

10.1 S-8 Consultng Agreement S-8 between CXN and Terence Byrne filed January 9, 2003, previously filed in 10-QSB dated Dec 31, 2002 and incorporated by reference.
10.2 S-8 Nonqualified Stock Plan for employees and consultants, filed April 9, 2003, previously filed in 10-QSB dated March 31, 2003 and incorporated by reference
10.3 Pre-14C, Preliminary Information Statement filed August 8, 2003
10.4 8-K filed on May 15, listing Other Events and incorporated by reference in 10QSB\A filed May 27, 2003.






                                  SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        CHINA XIN NETWORK MEDIA CORPORATION

                               //s GEORGE LEE
                               -----------------------
                           George Lee, President, CEO

                              Date: October 14, 2003

                       CHINA XIN NETWORK MEDIA CORPORATION
                          (A Development Stage Company)
                        Consolidated Financial Statements
                      For the Year Ended June 30, 2003  and
           Cumulative Period From October 19, 2000 (Date of Inception)
                                to June 30, 2003

Contents                                                             F 1
Independent Auditors' Report                                         F 2
Consolidated Balance Sheet                                           F 3
Consolidated Statement of Operations and Comprehensive Income (Loss) F 4
Consolidated Statement of Stockholders' Deficiency                   F 5
Consolidated Statement of Cash Flows                                 F 6


Consolidated Notes to Financial Statements                        F7-F11









































                                       - F1 -

FINE AND ASSOCIATES
INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

CHINA XIN NETWORK MEDIA CORPORATION

We have audited the accompanying consolidated balance sheet of CHINA XIN NETWORK MEDIA CORPORATION (a development stage company) (the "Company") as of June 30, 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for the period July 1,2002 to June 30, 2003 and from July 1, 2001 to June 30,
2002 and cumulative period from October 19, 2000 (date of inception) to June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

I conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provide a reasonable bases for my opinion.


In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and the results of its operations and cash flows for the period ended July 1, 2002 to June 30, 2003 and from July 1, 2001 to June 30,
2002 and cumulative period from October 19, 2000 (date of inception) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

//s Franco La Posta
-------------------
Franco LaPosta
Chartered Accountants

Montreal, Quebec
OCtober 6, 2003



                                        - F2 -

CHINA XIN NETWORK MEDIA CORP
(A Development Stage Company)
Consolidated Balance Sheet

As at June 30, 2003
                                                                  2003
                                                                  US$
                                                               ---------
Assets
Current

Cash                                                             43,486

                                                                --------
                                                                 43,486
Liabilities
Current

Accounts Payable                                                305,385
Due to Officers and Employees                                   479,527
Other Short Term Loans                                          194,788
                                                               ---------
                                                                979,700

Shareholders' Deficiency

Stockholders' deficiency
  Common Stock-$.001 par value, 150,000,000 Shares              115,903
  Authorized - Shares issued and outstanding-105,418,855
Paid-in-capital                                               1,011,849
 Accumulated deficit during the development stage            (2,063,966)
                                                             -----------
                                                               (936,214)

                                                                 43,486
See accompanying notes

Approved on Behalf of the Board:

//s GEORGE LEE
--------------
GEORGE LEE, Director

//s LI KAI
---------
LI KAI, Director










                                        - F3 -

CHINA XIN NETWORK MEDIA CORPORATION
(A Development Stage Company)

Consolidated Statement of Operations and
Comprehensive Income (Loss)
                                          From	       From         Cumulative
                                          July 1,2002  july 1,2001  period ended
                                          to           to           October19,
                                          June 30,     June 30,     2000 to
                                          2003         2002         June 30,2003
                                          US$          US$          US$
                                          -----------  -----------  ------------
Income	                                      -            -            34,616

Expenses
Selling, general and administrative exp.   (822,719)    (788,725)    (2,098,582)
                                           ----------   --------     -----------

Loss before Provision for Income Taxes     (822,719)    (788,725)    (2,063,966)

Provision for Income Taxes                    -            -            -

Comprehensive Net (Loss)                   (822,719)    (788,725)    (2,063,966)

Basic:

Net loss                                    (.00)       (.01)         (.02)

Weighted Average Number of
Common Shares Outstanding                  115,902,401  56,877,109   115,902,401


Fully Diluted Weighted Average
Number of Common Shares                    115,902,401  56,877,109   115,902,401
See accompanying notes













                                       - F4 -

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficiency
For the Period from October 19, 2000 to June 30, 2003

                                                                  US$
                                                              Accumulated
                                                        US$      Deficit         US$
                                           Common   Additional  during the      Total
                                          Stock US$	Paid-in  Development   Stockholders'
	                          Shares     Amount     Capital     Stage       Deficiency
                                --------- --------- ---------- -----------  --------------
Balances at June 30,2002       56,877,109  56,877    297,013   (1,241,247)   (887,357)

Loss for the period
July 1, 2002
to June 30, 2003                   -          -         -        (822,719)   (822,719)

Issuance of
common stock in
Exchange for Debt
and services                   58,358,592  58,359    665,500        -         713,859

Issuance of Common stock          666,700     667     59,336        -          60,003

                              115,902,401  115,903  1,011,849   (2,063,966)  (936,214)

See accompanying notes
















                                        - F5 -

CHINA XIN NETWORK MEDIA CORPORATION
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
For the Period Ended
                                  From           From          Cumulative
                                  July 1,2002    July 1,2001   period ended
                                  to	         to            October 19,
                                  June 30,       June 30,      2000 to
                                  2003           2002          June 30, 2003
                                  US$            US$           US$
                                  -----------    ------------  -------------
Cash Flows from Operating
Activities

Net Loss                            (822,719)     (788,725)     (2,063,966)
Adjustments to reconcile net
loss to net Cash used for
operating activities:

Depreciation                          15,675        12,403          32,760
Decrease (Increase) in
 recoverable use tax                   5,933        (4,384)           -
(Decrease) Increase in
 accrued expenses                      3,792         2,599         312,969
Decrease in accrued expenses
 ? related parties                    (9,006)       (5,740)           -
Decrease in accounts receivable        9,593         9,593            -
Decrease in prepaid and deposits      11,969        (2,630)           -
Increase in amounts due to
 officers and employees              479,527         1,912         479,527
Loss on Disposal of Capital Assets   121,563           -           121,563

NET CASH USED FOR
OPERATING ACTVITIES                 (183,671)     (560,876)     (1,117,147)

CASH FLOWS FROM INVESTING ACTVITIES

Purchase of Capital Assets               -         (85,912)       (185,398)

NET CASH USED FOR INVESTING
ACTIVITIES                               -          (7,881)       (185,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Write-off deficit to Paid-in-Capital     -         139,877         139,877
Write-off comprehensive income
  to Paid in Capital                     -          10,807          10,807
Write-off stock subscription receivable  -         196,349         196,349
(Decrease) in bank indebtedness        (19,949)     16,861            -
Increase in short term loans           194,788        -            194,788
(Decrease) in loans-related party      (37,247)     (8,976)           -
(Decrease) Increase in loans payable  (679,190)     238,790           -
Increase in capital stock               59,026       35,382         95,386
Increase in paid-in capital            709,729     (366,787)       708,374

NET CASH PROVIDED BY FINANCING
ACTIVITIES                             227,157      646,788      1,346,031

Net (Decrease) Increase in Cash         43,486         -            43,486
Cash- Beginning of Period                 -            -              -

Cash ? End of Period	                43,486         -            43,486

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                               $  -        $   -           $  -
Income taxes                           $  -        $   -           $  -
                                       $  -        $   -           $  -
SEE ACCOMPANYING NOTES

                                        - F6 -

CHINA XIN NETWORK MEDIA CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
As at June 30, 2003

1.	BACKGROUND AND ORGANIZATION

China Xin Network Media Corporation (the Company) is a Florida registered company. The Company is a provider of financial, economic and business information on China. CXN originally had operations in Montreal and Beijing before being scaled back due to a company-wide reorganization. In October 2002, George Lee assumed control of CXN and moved the corporate office to Miami, Florida in March 2003. These consolidated financial statements also represent the transactions of its wholly owned Canadian subsidiary, China Xin Network (Canada) Inc.

The Company was incorporated on October 19, 2000, to acquire the exclusive commercialization rights to the most reliable and timely financial, economic and business financial information on the People's Republic of China, published by the China Economic Information Network (CEINet), an official government agency of the State Development and Planning Commission. On May 25, 2001, the Company signed an exclusive agreement with CEINet.

On May 14, 2003, CXN and CEInet finalized a new, multi year agreement between their organizations to engage in the commercialization rights to the most reliable and timely financial, economic and business financial information on China. Under the terms of the agreement, CXN will be the English language provider of financial, economic and business information on China. Subscribers will be provided regular and recurring financial news, in-depth research report s and market reviews, and comprehensive to a multi-million character statistical database which will be written and edited using the best available practices and quality control expected by a global audience. Information on the finalized agreement was announced in a press release date May 14, 2003.

2.	ACCOUNTING POLICIES

a) Basis of Presentation

 The Company is considered to be a development stage company as of June 30, 2003 since planned principal operations have not yet commenced.

b) Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of the Company from October 19, 2000 and its wholly-owned subsidiary, CXN from October 19, 2000 herein after referred to together as the (?Companies?) after elimination of any significant intercompany transaction and accounts.

c) Cash and Cash Equivalent

 The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.






                                        - F7 -

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003


2.	Accounting Principles Cont?d?

d) Furniture, Fixtures and Equipment

 Furniture, fixtures and equipment are recorded at cost less accumulated depreciations which is provided on the straight-line basis over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.


e) Income Taxes

 The Company accounts for income taxes in accordance with the ?liability method? of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods? taxable income for federal, state and foreign income tax reporting purposes. As at June 30, 2003, these amounts were Nil.

f) Earnings Per Share

 Earnings per common share is computed pursuant to SFAS No. 128 ?Earnings Per Share?. Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock.

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

h) Fair Value Disclosure at June 30, 2003

The carrying value of recoverable use tax, accrued expenses ? related party, and loans from related party is a reasonable estimate of their fair value.

i) Effect of New Accounting Standards

The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.



                                        - F8 -

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003

2.	Accounting Policies Continued

 During June 2001, SFAS No. 141, ?Business Combinations? was issued. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method ? the purchase method. Use of the pooling-of-interests methods is prohibited. The provisions of SFAS141 apply to all business combinations initiated after June 30, 2001.

 During June 2001, SFAS No. 142, ?Goodwill? and Other Intangible Assets? was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001.

3.	GOING CONCERN

The Company?s financial statements are prepared using generally accepted accounting principles to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.
The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Until such time the company is raising investments capital to cover its ongoing operating costs.

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

Insurance

The Company does not maintain any property and general liability insurance. At the date of the Balance Sheet, the Company is not aware of any claims.







                                        - F9 -

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003

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

In February 2003, the Company also engaged the services of Mr. Terrence Byrne as CFO, Dr. Len Sellers as COO and CTO, and Charles David Doran as Director of Marketing.

Also joining the management team in March 2003 was Barry Brault as Corporate Controller. In March 2003, Mr. Terence Byrne resigned his post to pursue other interests.

Subsequent to the year end, Bill Mavridis resigned his post as Administrator in August 2003, to pursue other ventures. David Doran resigned his position in early September. In late September Barry Brault resigned his post as Controller.

Share Capital
-------------
There are a total of 9,373,667 outstanding warrants to be issued amount which are exercisable at US 0.30. As of the date of these statements, these warrants have not been issued.

On January 28, 2003, the Company filed an S8 and signed a consulting contract with a Mr. Terrence Bryne to provide marketing and support services in exchange for 2,000,000 shares.

On April 4, 2003, the company filed an S-8 to create a Nonqualified Stock Option Plan. The company set aside 15,000,000 shares for issuance to employees and consultants to the corporation. Under the plan, the company issued a total of 8,150,000 to its staff.

                                        - F10 -

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003

6. subsequent events continued?

In April the company raised $100,000 from investors to fund the operations and the construction of the metadata engine. As of the date of this statement only $60,000 of that sum was deposited, the balance will be reflected in the next quarter. The final terms of the transaction provided the investors with restricted stock at $0.015 and an equal amount of warrants exercisable at $0.03. As of the date of these statements, the restricted shares and warrants have not been issued.











































                                        - F11 -

             CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, George Lee, the President and CEO and acting Controller of China Xin Network Media Corporation, certify that:

1.  I  have  reviewed  this  annual  report on Form 10-KSB of China Xin
Network  (the  Registrant);
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annualreport;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  October  14,  2003

//s GEORGE LEE
-------------------------------------
George Lee
President, CEO & acting Controller
                                        14