Form 10KSB/A
period 2003-06-30
CHINA XIN NETWORK MEDIA CORP
filed 2003-10-28
CIK 1073785

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                    (AMENDED)

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934. For the fiscal year ended June 30,2003 as amended October 28, 2003
[ ] TRANSITION REPORT UNDER SECTION OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from____ to ___

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

                           Tel: (514) 290-6888
                              -------------------
                           (Issuer's telephone number)
        Securities registered under Section 12(b) of the Exchange Act: none
          Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK $0.001 PAR VALUE
                                (Title of class)

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


Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                        INDEX
Description                                                        Page

PART I
------
ITEM 1. DESCRIPTION OF BUSINESS                                    2

ITEM 2. DESCRIPTION OF PROPERTY                                    2

ITEM 3. LEGAL PROCEEDINGS                                          2

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        2

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS   3



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                3

ITEM 7. FINANCIAL STATEMENTS                                       9

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                                9

ITEM 8A. Controls and Procedures                                   9

PART III
--------
ITEM 9.  DIRECTORS; EXECUTIVE OFFICERS; PROMOTORS AND CONTROL
PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT         10

ITEM 10.EXECUTIVE COMPENSATION                                     11

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         12

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           13

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                         13

SIGNATURE PAGE                                                     13

EXHIBITS- AUDITED FINANCIAL STATEMENTS                           F1-11

Certifications                                                     14

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

During June 2001, SFAS No. 141, Business Combinations was issued. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be
accounted for using one method   the purchase method. Use of the pooling-of-
interests methods is prohibited. The provisions of SFAS141 apply to all business combinations initiated after June 30, 2001.

During June 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001.

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
Beijing                                  Board of Directors: Mr. Chunzheng
People 's Republic of China               Wang joined the Board of Directors
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

Len Sellers   nil    nil      nil     nil     2,000,000   nil  nil
COO & CTO

Barry Brault  nil    nil      nil     nil       500,000   nil  nil
Controller

David Doran   nil    nil      nil     nil     1,000,000   nil  nil
Mktg

B.Mavridis    nil    nil      nil     nil     1,000,000   nil  nil
Admin

<F1>
The Company filed an S-8, NONQUALIFIED STOCK OPTION PLAN, on
April 9, 2003. The plan set aside 15,000,000 shares to issue to employees and consultants to the corporation. 8,150,000 shares have been issued as of June 30, 2003.

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

See accompanying notes
















                                        - F5 -

CHINA XIN NETWORK MEDIA CORPORATION
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
For the Period Ended
                                  From           From          Cumulative
                                  July 1,2002    July 1,2001   period ended
                                  to	         to            October 19,
                                  June 30,       June 30,      2000 to
                                  2003           2002          June 30, 2003
                                  US$            US$           US$
                                  -----------    ------------  -------------
Cash Flows from Operating
Activities

Net Loss                            (822,719)     (788,725)     (2,063,966)
Adjustments to reconcile net
loss to net Cash used for
operating activities:

Depreciation                          15,675        12,403          32,760
Decrease (Increase) in
 recoverable use tax                   5,933        (4,384)           -
(Decrease) Increase in
 accrued expenses                      3,792         2,599         312,969
Decrease in accrued expenses
   related parties                    (9,006)       (5,740)           -
Decrease in accounts receivable        9,593         9,593            -
Decrease in prepaid and deposits      11,969        (2,630)           -
Increase in amounts due to
 officers and employees              479,527         1,912         479,527
Loss on Disposal of Capital Assets   121,563           -           121,563

NET CASH USED FOR
OPERATING ACTVITIES                 (183,671)     (560,876)     (1,117,147)

CASH FLOWS FROM INVESTING ACTVITIES

Purchase of Capital Assets               -         (85,912)       (185,398)

NET CASH USED FOR INVESTING
ACTIVITIES                               -          (7,881)       (185,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Write-off deficit to Paid-in-Capital     -         139,877         139,877
Write-off comprehensive income
  to Paid in Capital                     -          10,807          10,807
Write-off stock subscription receivable  -         196,349         196,349
(Decrease) in bank indebtedness        (19,949)     16,861            -
Increase in short term loans           194,788        -            194,788
(Decrease) in loans-related party      (37,247)     (8,976)           -
(Decrease) Increase in loans payable  (679,190)     238,790           -
Increase in capital stock               59,026       35,382         95,386
Increase in paid-in capital            709,729     (366,787)       708,374

NET CASH PROVIDED BY FINANCING
ACTIVITIES                             227,157      646,788      1,346,031

Net (Decrease) Increase in Cash         43,486         -            43,486
Cash- Beginning of Period                 -            -              -

Cash   End of Period	                43,486         -            43,486

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                               $  -        $   -           $  -
Income taxes                           $  -        $   -           $  -
                                       $  -        $   -           $  -
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

b) Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of the Company from October 19, 2000 and its wholly-owned subsidiary, CXN from October 19, 2000 herein after referred to together as the ( "Companies ") after elimination of any significant intercompany transaction and accounts.

c) Cash and Cash Equivalent

 The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.






                                        - F7 -

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003


2.	Accounting Principles Cont'd

d) Furniture, Fixtures and Equipment

 Furniture, fixtures and equipment are recorded at cost less accumulated depreciations which is provided on the straight-line basis over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.


e) Income Taxes

 The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods taxable income for federal, state and foreign income tax reporting purposes. As at June 30, 2003, these amounts were Nil.

f) Earnings Per Share

 Earnings per common share is computed pursuant to SFAS No. 128 Earnings Per Share . Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock.

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

h) Fair Value Disclosure at June 30, 2003

The carrying value of recoverable use tax, accrued expenses   related party,
and loans from related party is a reasonable estimate of their fair value.

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

 During June 2001, SFAS No. 141, Business Combinations was issued. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be
 accounted for using one method   the purchase method. Use of the pooling-of-
 interests methods is prohibited. The provisions of SFAS141 apply to all business combinations initiated after June 30, 2001.

 During June 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001.

3.	GOING CONCERN

The Company 's financial statements are prepared using generally accepted accounting principles to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.
The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Until such time the company is raising investments capital to cover its ongoing operating costs.

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

6. subsequent events continued

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

//s GEORGE LEE
-------------------------------------
George Lee
President, CEO & acting Controller
                                        14

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In Connection with the annual report of China Xin Network Media Corporation (the "Company") on Form 10-KSB for the period ending June 30,2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I George Lee, President of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: October 28, 2003


/s/  GEORGE LEE
--------------------------------
GEORGE LEE
President and Chief Financial Officer
CXN MEdia Corp