Form 10QSB
period 2003-09-30
CHINA XIN NETWORK MEDIA CORP
filed 2003-11-14
CIK 1073785

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003
                    ----------------------------------------


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


                              Tel: (514) 820-9347
                            -------------------------
                           (Issuer's telephone number)





APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding Of each of the issuer's classes of common equity, as of the latest Practicable date: 130,642,401 as of September 30, 2003.



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION...........................................2
   Item 1. Financial Statements..........................................2
   Item 2. Plan of Operation.............................................3
PART II-- OTHER INFORMATION..............................................4
   Item 1. Legal Proceedings.............................................4
   Item 2. Changes in Securities.........................................4
   Item 3. Defaults Upon Senior Securities...............................5
   Item 4. Submission of Matters to a Vote of Security Holders...........5
   Item 5. Other Information.............................................5
   Item 6. Exhibits and Reports on Form 8-K..............................6
SIGNATURES...............................................................6
CERTIFICATION..........................................................8-9

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

At the end of this filing are attached the financial statements for China Xin Network Media Corporation and subsidiary, for the period ending September 30, 2003, which are submitted in compliance with item 310 (b) of Regulation SB.

               China Xin Network Media Corporation and Subsidiary
                          (A Development Stage Company)

                              Financial Statements
                               September 30, 2003


Contents
Review Engagement Report                                                   F-1
Unaudited Consolidated Interim Balance Sheet                               F-2
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                              F-3
Unaudited Consolidated Interim Statement of Stockholders' Deficiency       F-4
Unaudited Consolidated Interim Statement of Cash Flows                     F-5
Unaudited Consolidated Interim Notes to Financial Statements            F-6-11

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

Capital Needs
-------------
CXN anticipates that it will be required to raise an additional $2 million to fund the current plan of growth and existing operations through June 30, 2004. The principal source of capital has been equity financing from investors and founders. Meeting the future financing requirements is dependent on access to equity capital markets. CXN may not be able to raise additional equity when required or may have to borrow on terms that may be dilutive to existing shareholders.

At the end of September 30, 2003, the company had current liabilities of $897,808 and approximately US $1,594 of cash. The President & CEO, Mr. George Lee continues to cover the costs of the company by providing the funds to pay rent, telephone and other expenses related to keeping the offices of CXN operational. Total due to officers and directors is at $479,527 on September 30, 2003.


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


Item 2. Changes in Securities.
Not Applicable

Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

Item 5. Other Information.
During the quarter, Bill Mavridis resigned his post as Administrator in August 2003, to pursue other ventures. David Doran resigned his position in early September. In late September Barry Brault resigned his post as Controller.

On October 29, 2003, Mr. Jean-Francois Amyot was appointed to the Board of Directors of the registrant and nominated as Chairman following the resignation of George Lee.

George Lee also resigned as President, CEO and Director of the registrant naming the new Chairman as the new President and CEO.

For consideration to Jean-Francois Amyot in taking over the leadership of CXN, Mr. George Lee cancelled the transaction, dated October 25, 2002, of the purchase of 100% interest in 3884368 Canada Inc., which holds 18,743,768 common shares of CXN.

On November 7, the registrant entered into an agreement with 3884386 Canada Inc., a major shareholder of the registrant, to transfer all its liabilities of $974,700 in exchange for the issuance of 97,470,000 restricted common shares.

Mr. Jean-Francois Amyot beneficially owns and controls 116,158,768 common shares of CXN. As of November 14, 2003, there are a total of 234,042,401 common shares issued. The authorized capital of the registrant is currently being amended to 350,000,000.

Due to the continued inability of the Corporation to raise significant financial resources, the Board agreed to seek the mutual termination of its joint venture agreement with CEINet.

The termination of the agreement with CEInet will result in CXN Media changing its business model entirely, and the company does not intend to pursue any ventures in the People's Republic of China.

Further events; on November 11, 2003, an emergency shareholders meeting was held, where shareholders representing 51% of the vote as of September 30, 2003, approved the nomination of Jean-Francois Amyot as the Chairman, Benoit Briere as a director as well as voted to formally remove Len Sellers, Li Kai and Chunzheng Wang as Directors. The Board of Directors than voted to remove Len Sellers as an officer of the corporation and approved the appointment Jean-Francois Amyot as President and Chief Executive Officer.


Item 6. Exhibits and Reports on Form 8-K.

There were no 8-K filings in the quarter.

Subsequent to the end of the quarter the registrant filed an 8-K

On October 29, 2003, an 8-K was filed disclosing change of control and the resignation of George Lee. Mr. Jean-Francois Amyot was nominated to the board of Directors and appointed President and CEO and Chairman of the registrant.

On November 13, 2003, an 8-K was filed disclosing that the debt of the registrant was assumed by 3884368 Canada Inc. for the issuance of 97,400,000. The removal of Lens Sellers, Li Kai and Chunzheng Wang as directors of the corporation as well as the removal of Len Sellers as COO and CTO was approved by 51% of the shareholders of the corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHINA XIN NETWORK MEDIA CORPORATION

Date: November 14, 2003              //s JEAN-FRANCOIS AMYOT
                                     -----------------------
                                     JEAN-FRANCOIS AMYOT,
                                     President, CEO & Chairman

                        China Xin Network Media Corporation
                                  and Subsidiary
                             (A Development Stage Company)
                       Consolidated Interim Financial Statements
                         For the Period Ended September 30, 2003
                                        and
                      Cumulative Period From October 19, 2000
                                 (date of inception)
                                to September 30, 2003

               China Xin Network Media Corporation and Subsidiary
                          (A Development Stage Company)

Financial Statements
September 30 2003
Contents
Review Engagement Report                                                   F-1
Unaudited Consolidated Interim Balance Sheet                               F-2
Unaudited Consolidated Interim Statements of Operations and
  Comprehensive Income (Loss)                                              F-3
Unaudited Consolidated Interim Statement of Stockholders' Deficiency       F-4
Unaudited Consolidated Interim Statement of Cash Flows                     F-5
Unaudited Consolidated Interim Notes to Financial Statements            F-6-11

REVIEW ENGAGEMENT REPORT

To the Shareholders of
China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)


I  have  reviewed the consolidated interim  balance
sheet  of China Xin Network Media Corporation   and
Subsidiary  (a  development stage  company)  as  at
September 30,  2003  and the consolidated  interim
statements  of operations and comprehensive  income
(loss)  and  cash flows for the period  then  ended
from  October  19,  2000  (date  of  inception)  to
September 20,  2003.   My   review   was   made  in
accordance with generally accepted standards in the
Unites States of America for review engagements and
accordingly   consisted   primarily   of   enquiry,
analytical procedures and discussion related to information supplied to me by the Company.

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

//s FRANCO LA POSTA
-------------------
FRANCO LA POSTA, CA
Chartered Accountant



Montreal, Quebec, November 11, 2003















                                       -F1-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)


Consolidated Interim Balance Sheet
As at September 30, 2003
(Unaudited)
                                                        Sep.30, 2003
                                                            US$
                                                        -----------
Assets

 Cash                                                   $   1,594
                                                        ---------
                                                            1,594

Liabilities

Current
  Accounts payable                                      $ 223,493
  Due to officers and employees                           479,527
  Other short term loans                                  194,788
                                                        ---------
                                                          897,808
                                                        ---------
Shareholders' Deficiency
  Common stock - $.001 par value, 150,000,000 Shares
  Authorized - Shares issued and outstanding-115,902,401  130,643
  Paid-in capital deficiency                            1,037,109
  Accumulated deficit during the development stage     (2,063,966)
                                                       -----------
                                                         (896,214)
                                                       -----------
                                                        $   1,594

Approved on Behalf of the Board:

//s JEAN-FRANCOIS AMYOT
-----------------------
JEAN-FRANCOIS AMYOT, Director

//s BENOIT BRIERE
------------------------
BENOIT BRIERE, Director








                                       -F2-

China Xin Network Media Corporation  and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Operations and Comprehensive Income(Loss)
(Unaudited)
                From              From              Cumulative
                July 1, 2003      July, 1 2002      period ended
                to                to                October 19,2000
                Sept. 30, 2003    Sept. 30, 2003    to Sept. 30, 2003
                US$               US$               US$
                ----------------- ----------------- ---------------------
Income	    $   -             $     451         $    34,616

Expenses

Selling,general
and admin.
expenses            -             (105,856)        (2,098,582)


Loss before
Provision for
Income Taxes        -             (105,405)        (2,063,966)

Provision for
Income Taxes        -                 -                    -

Comprehensive
Net (Loss)         -             (105,405)         (2,063,966)
                =========        =========         ===========

Basic:

Net loss        $ (.00)          $  (.00)            $(0.00)
Fully Diluted   $ (.00)	         $  (.00)            $(0.00)

Weighted Avg
Number of
Common Shares
Outstanding     130,642,401     67,720,019        130,642,401

Fully Diluted
Weighted Aveg.
Number of
Common Shares   130,642,401     76,552,155        130,642,401


See accompanying
notes
                                   -F3-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Deficiency
For the Period from October 19, 2000 to September 30, 2003
(Unaudited)

                                                                 US$
                                                                 Accumulated
                                                   US$	     Deficit
                                                   Additional    during the     US$
                     Common Stock   US$            Paid-in       Development    Stockholders'
                     Shares         Amount         Capital       Stage          Deficiency
                                    $              $             $              $
                      ----------    -----------    -----------   -----------    ----------
Balances at
June 30,2003          115,902,401    115,903       1,011,849     (2,063,966)      (887,357)

Loss for the period
July 1, 2003 -
September 30, 2003          -           -             -               -                -

Issuance of Common
Stock in exchange
For debt and services  14,740,000     14,740          25,260          -            40,000


                      130,642,401    130,643       1,037,109     (2,063,966)      (896,214)

See accompanying notes




                                              -F4-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS FOR THE PERIOD ENDED
(Unaudited)
                                                        From                   From                  Cumulative
                                                        July 1, 2003           July 1, 2002          period ended
                                                        to                     to                    October 19,2000
                                                        Sept. 30,              Sept. 30,             to
                                                        2003                   2002                 June 30, 2003
                                                        U.S.                   U.S.                  U.S.
                                                        $                      $                     $

                                                         ---------              ---------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                    -                     (105,405)            (2,063,966)
Adjustments to reconcile net loss to net
Cash used for operating activities:
Depreciation                                                -                       17,400                 2,760
Decrease (Increase) in recoverable use tax                  -                      (10,505)                 -
(Decrease) Increase in accrued expenses                  (81,892)                  (71,283)              231,077
Decrease in accrued expenses - related parties              -                        9,006	            -
Decrease in accounts receivable	                        -                        7,324	            -
Decrease in prepaid and deposits                            -                       10,990                  -
Increase in amounts due to officers and employees           -                      (10,667)              479,527
Loss on Disposal of Capital Assets                          -                         -                  121,563
------------------------------------------              ---------                ---------            -----------

NET CASH USED FOR OPERATING ACTVITIES                    (81,892)                 (153,140)           (1,199,039)
------------------------------------------              ---------                ---------            -----------

CASH FLOWS FROM INVESTING ACTVITIES

Purchase of Capital Assets                                  -                        -                  (185,398)
------------------------------------------              --------                  -------              ----------

NET CASH USED FOR INVESTING ACTIVITIES                      -                        -                  (185,398)
------------------------------------------              --------                  -------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Write-off deficit to Paid-in-Capital                        -                        -                   139,877
Write-off comprehensive income to Paid in Capital           -                        -                    10,807
rite-off stock subscription receivable                      -                        -       	         196,349
(Decrease) in bank indebtedness                             -                      (18,652) 	            -
Increase in short term loans                                -                      194,788               194,788
(Decrease) in loans-related party                           -                      (37,247)                 -
(Decrease) Increase in loans payable                        -                      (35,298)      	      -
Increase in capital stock                                 14,740                    10,843               110,576
Increase in paid-in capital                               25,260                    59,124               733,634
------------------------------------------               -------                   -------              ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES	                40,000                   173,558             1,386,031
------------------------------------------               -------                  -------              ---------

Net (Decrease) Increase in Cash                          (41,892)                   20,418                 1,594
Cash- Beginning of Period                                 43,486                   (19,949)                 -
------------------------------------------               -------                  --------               -------
Cash - End of Period                                       1,594                       469         	     1,594
------------------------------------------               -------                   ------                -------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                    $-                        $-                    $-
Income taxes                                                $-                        $-                    $-

----------------------------------------------------      ------                   -------               --------
                                                            $-                        $-                    $-

See accompanying notes





                                                         -F5-

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003

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

On May 14, 2003, CXN and CEInet finalized a new, multi year agreement between their organizations to engage in the commercialization rights to the most reliable and timely financial, economic and business financial information on China. Under the terms of the agreement, CXN will be the English language provider of financial, economic and business information on China. Subscribers will be provided regular and recurring financial news, in-depth research reports and market reviews, and comprehensive to a multi-million character statistical database which will be written and edited using the best available practices and quality control expected by a global audience. Information on the finalized agreement was announced in a press release date May 14, 2003.

On October 29, 2003, Mr. Jean-Francois Amyot was appointed to the Board of Directors of the registrant and nominated as Chairman following the resignation of George Lee.

George Lee also resigned as President, CEO and Director of the registrant naming the new Chairman as the new President and CEO.

Due to the continued inability of the Corporation to raise significant financial resources, the Board agreed to seek the mutual termination of its joint venture agreement with CEINet.

The termination of the agreement with CEInet will result in CXN Media changing its business model entirely, and the company does not intend to pursue any ventures in the People's Republic of China.






                                        - F6 -

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003


2.	ACCOUNTING POLICIES

a) Basis of Presentation

 The Company is considered to be a development stage company as of September 30, 2003 since planned principal operations have not yet commenced.

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


                                        - F7 -

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003


2.	Accounting Principles Cont'd

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

h) Fair Value Disclosure at September 30, 2003

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



                                        - F8-

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003


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

Significant Changes to Key Management and Share Capital

Management Changes
------------------

During the quarter, Bill Mavridis resigned his post as Administrator in August 2003, to pursue other ventures. David Doran resigned his position in early September. In late September Barry Brault resigned his post as Controller.

Subsequent to the end of the quarter, on October 29, 2003, Mr. Jean-Francois Amyot was appointed to the Board of Directors of the registrant and nominated as Chairman following the resignation of George Lee.

George Lee also resigned as President, CEO and Director of the registrant naming the new Chairman as the new President and CEO.

For consideration to Jean-Francois Amyot in taking over the leadership of CXN, Mr. George Lee cancelled the transaction, dated October 25, 2002, of the purchase of 100% interest in 3884368 Canada Inc., which holds 18,743,768 common shares of CXN.

On November 7, the registrant entered into an agreement with 3884386 Canada Inc., a major shareholder of the registrant, to transfer all its liabilities of $974,700 in exchange for the issuance of 97,470,000 restricted common shares.


                                        - F9 -

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003

6. subsequent events continued

Mr. Jean-Francois Amyot beneficially owns and controls 116,158,768 common shares of CXN. As of November 14, 2003, there are a total of 234,042,401 common shares issued. The authorized capital of the registrant is currently being amended to 350,000,000.

Due to the continued inability of the Corporation to raise significant financial resources, the Board agreed to seek the mutual termination of its joint venture agreement with CEINet. The board agreed that this decision was necessary, due to CXN's continued inability to meet its obligations under the agreement.

The termination of the agreement with CEInet will result in CXN Media changing its business model entirely. The company needs to be restructured in order to eliminate debt, settle any claims and clear the corporation from any potential liabilities.

Further events; on November 11, 2003, an emergency shareholders meeting was held, where shareholders representing 51% of the vote as of September 30, 2003, approved the nomination of Jean-Francois Amyot as the Chairman, Benoit Briere as a director as well as voted to formally remove Len Sellers, Li Kai and Chunzheng Wang as Directors. The Board of Directors than voted to remove Len Sellers as an officer of the corporation and approved the appointment Jean-Francois Amyot as President and Chief Executive Officer.

Share Capital
-------------
There are a total of 9,373,667 outstanding warrants to be issued which are exercisable at US 0.30. As of the date of these statements, these warrants have not been issued.

In April the company raised $100,000 from investors to fund the operations and the construction of the metadata engine. The transaction was completed at the end of June and early July. The final terms of the transaction provided the investors with 6,666,667 restricted stock at $0.015 and 6,666,667 warrants exercisable at $0.03. The stock and warrants are to be registered by way of an SB-2 filing. The warrants expire 12 months from time the SB-2 is cleared.

On April 4, 2003, the company filed an S-8 to create a Nonqualified Stock Option Plan. The company set aside 15,000,000 shares for issuance to employees and consultants to the corporation. Under the plan, the company issued a total of 11,213,000 to its employees, officers and advisors.

On November 7, the registrant entered into an agreement with 3884386 Canada Inc., a major shareholder of the registrant, to transfer all its liabilities of $974,700 in exchange for the issuance of 97,470,000 restricted common shares.

                                      -F10-

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003

6. subsequent events: Share Capital continued


The registrant signed service agreement with consultants Mr. Trevor Vale and Mr. Jason Lake to assist the company's executives with the new business plan, management structure, procedures and implementing the new business model. The consultants have agreed to receive shares as their remuneration for their services. The registrant has issued 3 million common shares each, for a total of 6 million shares.

As of November 14, 2003, there are a total of 234,042,401 common shares issued. The authorized capital of the registrant is currently being amended to 350,000,000.









                                      -F11-

CERTIFICATIONS
==============

I, Jean-Francois Amyot, certify that:
1) I have reviewed this quarterly report on Form 10-QSB of China Xin Network Media (CXIN);

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

Date: November 14 ,2003
By://s JEAN-FRANCOIS AMYOT
--------------------------
JEAN-FRANCOIS AMYOT
Chief Executive Officer & acting Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In Connection with the quarterly report of China Xin Network Media Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Jean-Francois Amyot, President of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: November 14, 2003


//s  JEAN-FRANCOIS AMYOT
------------------------
JEAN-FRANCOIS AMYOT
President and acting Chief Financial Officer
CXN Media Corp