Form 10QSB
period 2003-12-31
CHINA XIN NETWORK MEDIA CORP
filed 2004-02-20
CIK 1073785

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 2003
                    ---------------------------------------


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


                     Tel: (514) 338-3805   Fax: 514-338-1163
                     ---------------------------------------
                           (Issuer's telephone number)





APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding Of each of the issuer's classes of common equity, as of the latest Practicable date: 140,395,401 as of December 31, 2003.



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION...........................................2
   Item 1. Financial Statements.......................................F-F9
   Item 2. Plan of Operation.............................................3
   Item 3. Controls and Procedures.......................................5

PART II-- OTHER INFORMATION..............................................5
   Item 1. Legal Proceedings.............................................5
   Item 2. Changes in Securities.........................................4
   Item 3. Defaults Upon Senior Securities...............................5
   Item 4. Submission of Matters to a Vote of Security Holders...........5
   Item 5. Other Information.............................................5
   Item 6. Exhibits and Reports on Form 8-K..............................6
SIGNATURES...............................................................9
CERTIFICATION...........................................................10




PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

At the end of this filing are attached the financial statements for China Xin Network Media Corporation and subsidiary, for the period ending December 31, 2003, which are submitted in compliance with item 310 (b) of Regulation SB.

               China Xin Network Media Corporation and Subsidiary
                          (A Development Stage Company)

                              Financial Statements
                               December 31, 2003


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

REVIEW ENGAGEMENT REPORT

To the Shareholders of
China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)


I have reviewed the consolidated interim balance sheet of China Xin Network Media Corporation and Subsidiary (a development stage company) as at December 31, 2003 and the consolidated interim statements of operations and comprehensive income(loss) and cash flows for the period then ended from October 19, 2000 (date of inception) to December 31, 2003. My review was made in accordance with generally accepted standards in the Unites States of America for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by the Company.

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

Montreal, Quebec
February 10, 2004
























                                       -F1-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)


Consolidated Interim Balance Sheet
As at December 31, 2003
(Unaudited)
                                                        Dec. 31, 2003
                                                            US$
                                                          -----------
Assets

 Cash                                                     $   5,000

Sales Tax Receivable                                          6,388
R&D Refundable Taxes                                        212,308
                                                          ---------
                                                            223,696

Fixed Assets                                                 25,672

Goodwill                                                    200,000
                                                           --------
                                                            449,368

Liabilities

Current
  Accounts payable                                        $ 302,872
  Due to officers and employees                             173,968
  Loan Payable		                                    868,579
                                                          ---------
                                                           1,345,419
                                                          ---------
Contingencies (see Noted 5)                                    -

Shareholders' Deficiency
  Common stock - $.001 par value, 500,000,000 Shares
  Authorized - Shares issued and outstanding-140,395,401    140,396
  Paid-in capital deficiency                              1,104,421
  Accumulated deficit during the development stage       (2,140,858)
                                                         -----------
                                                           (896,051)
                                                         -----------
                                                          $ 449,368

Approved on Behalf of the Board:

// MICHAEL TREMIS
-----------------------
MICHAEL TREMIS, Director
Feb 20, 2004
                                       -F2-

China Xin Network Media Corporation  and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Operations and Comprehensive Income(Loss)
(Unaudited)
                From              From              Cumulative
                Oct. 1, 2003      Oct. 1, 2002      period ended
                to                to                October 19,2000
                Dec. 31, 2003     Dec. 31, 2002     to Dec. 31, 2003
                US$               US$               US$
                ----------------- ----------------- ---------------------
Income	    $   -             $   -             $    34,616

Expenses

Selling, general
and admin.
expenses           76,892          110,238         (2,175,474)


Loss before
Provision for
Income Taxes      (76,892)        (110,238)        (2,140,858)

Provision for
Income Taxes        -                 -                    -

Comprehensive
Net (Loss)        (76,892)        (110,238)        (2,140,858)
                =========         =========        ===========

Basic:

Net loss        $ (.00)          $  (.00)            $(0.00)
Fully Diluted   $ (.00)	         $  (.00)            $(0.00)

Weighted Avg.
Number of
Common Shares
Outstanding     140,395,401     76,552,155        140,395,401

Fully Diluted
Weighted Avg.
Number of
Common Shares   156,435,735     85,925,822        156,435,735


See accompanying
notes
                                   -F3-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

Consolidated Interim Statements of Stockholders' Deficiency
For the Period from October 19, 2000 to December 31, 2003
(Unaudited)

                                                                 US$
                                                                 Accumulated
                                                   US$	     Deficit
                                                   Additional    during the     US$
                     Common Stock   US$            Paid-in       Development    Stockholders'
                     Shares         Amount         Capital       Stage          Deficiency
                                    $              $             $              $
                      ----------    -----------    -----------   -----------    ----------
Balances at
June 30,2003          115,902,401    115,903       1,011,849     (2,063,966)      (936,214)

Loss for the period
July 1, 2003 -
December 31, 2003           -           -             -             (76,892)       (76,892)

Issuance of Common
Stock in exchange
For debt and services  24,493,000     24,493          92,562           -           117,055


                      140,395,401    140,396       1,104,411     (2,140,858)      (896,051)

See accompanying notes







                                              -F4-

China Xin Network Media Corporation and Subsidiary
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS FOR THE PERIOD ENDED
(Unaudited)
                                                        From                   From              Cumulative
                                                        Oct. 1, 2003           Oct. 1, 2002      period ended
                                                        to                     to                October 19,2000
                                                        Dec. 31                Dec. 31,          to
                                                        2003                   2002              Dec. 31, 2003
                                                        U.S.                   U.S.              U.S.
                                                        $                      $                 $

                                                         ---------              ---------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                 (76,892)                 (110,238)       (2,140,858)
Adjustments to reconcile net loss to net
Cash used for operating activities:
(Increase) in R&D Refundable Tax                        (212,308)                     -             (212,308)
Depreciation                                                -                        9,763              -
Decrease (Increase) in Sales Tax Rec                      (6,388)                    7,860            (6,388)
(Decrease) Increase in accrued expenses                     -                       (4,875)          231,077
Decrease in accrued expenses - related parties              -                         -	              -
Decrease in accounts payable	                          (2,513)                     -  	      (2,513)
Decrease in prepaid and deposits                            -                          979              -
Decrease in amounts due to officers                     (305,359)                   38,334           173,968
Increase in amounts due to officers and employees           -                       58,656              -
Loss on Disposal of Capital Assets                          -                         -              121,563
------------------------------------------              ---------                ---------        -----------

NET CASH USED FOR OPERATING ACTVITIES                   (603,660)                      479        (1,835,459)
------------------------------------------              ---------                ---------        -----------

CASH FLOWS FROM INVESTING ACTVITIES

Purdhase of Goodwill                                    (200,000)                    -              (200,000)
Purchase of Capital Assets                               (25,672)                    (778)          (211,070)
------------------------------------------              --------                   -------          ----------

NET CASH USED FOR INVESTING ACTIVITIES                  (225,672)                    (778)           (411,070)
------------------------------------------              --------                   -------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Write-off deficit to Paid-in-Capital                        -                        -                139,877
Write-off comprehensive income to Paid in Capital           -                        -                 10,807
Write-off stock subscription receivable                     -                        -       	      196,349
Decrease in short term loans                             (194,788)                   -                194,788
(Decrease) in loans-related party                           -                        -                   -
(Decrease) Increase in loans payable                     (868,579)                (643,892)           868,579
Increase in capital stock                                 24,493                     8,832            135,069
Increase in paid-in capital                               92,562                   635,060            900,848
------------------------------------------               -------                   -------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES	          790,846                     -             2,251,529
------------------------------------------               -------                   ------           ---------

Net (Decrease) Increase in Cash                          (38,486)                     (299)             5,000
Cash- Beginning of Period                                 43,486                       469               -
------------------------------------------               -------                   --------           -------
Cash - End of Period                                       5,000                       170              5,000
------------------------------------------               -------                   --------           -------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                    $-                        $-                $-
Income taxes                                                $-                        $-                $-
---------------------------------------------------      ------                   -------             --------
                                                            $-                        $-                $-

See accompanying notes





                                                         -F5-

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003

1.	BACKGROUND AND ORGANIZATION

CHINA XIN NETWORK MEDIA CORPORATION is a Florida-registered corporation.
Until October 29, 2003 the registrant was pursuing its business plan of developing a custom market research firm which would provide business intelligence to Fortune 2000 companies seeking to enter or enhance their market presence in the People's Republic of China, with its partner, The China Economic Information Network (CEINet), an official government agency of the State Development and Planning Commission.

On October 29, 2003 the registrant announced that it would be seeking to mutually terminate its joint venture agreement with CEINet. The board had agreed that this decision was necessary, due to CXN's continued inability to meet its obligations under its agreement.

On December 2, 2003, the registrant, concluded the acquisition of Montreal (Canada) based Bio-Tracking Security Inc.(Bio-Tracking). Under the terms of the transaction, CXN acquires 100% of the outstanding shares of the Bio-Tracking, in exchange for 100,000,000 shares of CXN. As a result of this transaction Bio-Tracking is now a wholly-owned subsidiary of CXN.

Bio-Tracking of Montreal, Quebec, designs and manufactures vehicle and asset tracking and security systems, based on patented, Inertial Navigation, Biometric Fingerprint Identification and Spread Spectrum Communication technologies.

2.	ACCOUNTING POLICIES

a) Basis of Presentation

 The Company is considered to be a development stage company as of December 31, 2003 since planned principal operations have not yet commenced.

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

                                        - F6 -

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003

e) Income Taxes

 The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods taxable income for federal, state and foreign income tax reporting purposes. As at December 31, 2003, these amounts were Nil.

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

h) Fair Value Disclosure at December 31, 2003

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




                                        - F7 -

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003


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

Insurance
---------
The Company does not maintain any property and general liability insurance. At the date of the Balance Sheet, the Company is not aware of any claims.


Contingencies
-------------
On November 7, 2003, CXN entered into an agreement with 3884368 Canada Inc., one of its major shareholders controlled by Jean-Francois Amyot. Under the terms of the agreement, 3884368 Canada Inc., took full responsibility to settle CXN's total liabilities totalling $974,700 USD. CXN issued 97,470,000 shares to 3884368 Canada Inc. as settlement of debt on its balance sheet. The debt is considered as a contingency to CXN until all outstanding claims are settled.



                                        - F8-

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003


6.	SUBSEQUENT EVENTS

Significant Changes to Key Management and Share Capital

Management Changes
------------------

On January 23, 2004, a shareholders meeting was held in presence of shareholders representing majority controlling interest. The shareholders voted and approved the following:

1) Nomination of Mr. Michael Tremis as Director, Chairman, President and CEO of CXN
2) Approved the new CXN/Bio-Tracking business plan

On January 29, 2004, the Board of Directors completed the appointed of Mr. Michael Tremis as Chairman, President and CEO. Following this nomination Mr. Jean-Francois Amyot resigned as Director and all office of the registrant. Mr. Benoit Brier also resigned as Director of CXN.

Changes in Share Capital
------------------------
There were 100,000,000 restricted Shares issued on January 4, 2004 to complete The acquisition of Bio-Tracking. At which time a note for $868,569 was cancelled Which was issued as collateral until the shares were ready for delivery from the Transfer agent. Furthermore the shares for the Agreement of the settlement of Debts of CXN with 3884368 Canada Inc. were issued in January 2004.

At the time of this filing there are an estimated 337,865,401 shares outstanding. The registrant also has a commitment to issue 6,666,667 warrants exercisable at $0.03 to subscribers of a private placement of April 2003. Furthermore the original seed investors in CXN are owed 9,373,667 exercisable at $0.30. The warrants expire 2 years following their registration.


















                                        - F9 -

Item 2. Plan of Operation.

The Company
-----------
CHINA XIN NETWORK MEDIA CORPORATION is a Florida-registered corporation.
Until October 29, 2003 the registrant was pursuing its business plan of developing a custom market research firm which would provide business intelligence to Fortune 2000 companies seeking to enter or enhance their market presence in the People's Republic of China, with its partner, The China Economic Information Network (CEINet), an official government agency of the State Development and Planning Commission.

On October 29, 2003 the registrant announced in a press release and 8-K filing that it would be seeking to mutually terminate its joint venture agreement with CEINet. The board had agreed that this decision was necessary, due to CXN's continued inability to meet its obligations under its agreement.

As previously reported in press releases dated November 26, 2003 and December 2, 2003, the registrant, has concluded the acquisition of Montreal (Canada) based Bio-Tracking Security Inc.(Bio-Tracking). Under the terms of the transaction, CXN acquires 100% of the outstanding shares of the Bio-Tracking, in exchange for 100,000,000 shares of CXN.

The closing of the transaction occurred December 2, 2003, as a result of which Bio-Tracking is now a wholly-owned subsidiary of CXN, and the current holders of the outstanding common shares of Bio-Tracking, have received restricted common shares of CXN.

Bio-Tracking of Montreal, Quebec, designs and manufactures vehicle and asset tracking and security systems, based on patent pending, Inertial Navigation, Biometric Fingerprint Identification and Spread Spectrum Communication technologies.

At a shareholders' meeting on January 23, 2004, Mr. Michael Tremis was appointed to the Board of Directors and nominated as President, CEO and Chairman of CXN to lead the company. The registrant expects to change the name and symbol of CXN shortly, to better reflect it current business plan.


Operations
----------
The registrant operates its Bio-Tracking subsidiary from Montreal, Canada at 3080 Brabant-Marineau, Montreal, Quebec, Canada, H4A 1K7.

The company has a new product and service offering in the field of automotive security which, once installed, becomes a platform for new in-vehicle information, communication and entertainment products. In addition to effective theft prevention, this platform demonstrates measurable value for the vehicle owner, driver, dealership, manufacturer, insurance company and law enforcement agency. Combining a programmable computer with a biometric identification system, wireless interconnection methods and inertial tracking technology, the system can offer such features as driver privilege control, remote shutdown and unlock, and tracking under the most extreme circumstances. The antitheft system, which has already been prototyped and field tested, far exceeds the industry's current standard features, effectiveness, and overall value. The next generation system can offer two-way messaging and remote diagnostics.

The registrant plans to launch in Q1 of 2004 by raising funds in the capital markets before the end of fiscal year end, July 31, 2004, and the registrant plans to establish concurrently the necessary relationships for quick market impact. Concentrating on customer markets in major metropolitan areas, the focus will be divided into consumer sales through dealerships, fleet sales through direct relationships, and the exploration of critical markets in cargo logistics and construction equipment. The registrant expects to raise US$4,000,000 through the markets. A second round projected in 2006 will provide expansion capital to new territories.

Mr. Michael Tremis will be assembling a top notch management team and a seasoned board of directors who will ensure that the business stays on track and executes the strategic plans. In order to gain maximum shareholder value, and address competitive factors, the company will position itself strategically for a joint venture in the North American marketplace within 18 months. With a worldwide customer market including emerging opportunities in India and China, Bio-Tracking a has the potential to become one of the truly great players in the automotive and asset sector.


Capital Needs
-------------
CXN anticipates that it will be required to raise an additional $4 million to fund the current plan of growth and existing operations through June 30, 2004. The principal source of capital has been equity financing from investors and founders. Meeting the future financing requirements is dependent on access to equity capital markets. CXN may not be able to raise additional equity when required or may have to borrow on terms that may be dilutive to existing shareholders.

At the end of December 31, 2003, the company had current liabilities of 476,840 and US $5,000 of cash. There is also a loan payable of $868,579 which represents security for the acquisition of Bio-Tracking. The security was issued until the certificates were ready from the transfer agent for delivery to the shareholders of Bio-Tracking.


Contingencies
-------------
On November 7, 2003, CXN entered into an agreement with 3884368 Canada Inc., one of its major shareholders controlled by Jean-Francois Amyot. Under the terms of the agreement, 3884368 Canada Inc., took full responsibility to settle CXN's total liabilities totalling $974,700 USD. CXN issued 97,470,000 shares to 3884368 Canada Inc. as settlement of debt on its balance sheet. The debt is considered as a contingency to CXN until all outstanding claims are settled.

Item 3. Controls and Procedures

Within the ninety (90) days prior to the date of filing this Quarterly Report on Form 10-QSB, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. The evaluation was carried out under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of its management group. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information that is required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.



PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

On November 7, 2003, CXN entered into an agreement with 3884368 Canada Inc., one of its major shareholders, controlled by Jean-Francois Amyot, where all the liabilities of CXN, totalling US$974,700, were settled for the issuance of 97,470,000 shares of CXN.

All liabilities including outstanding litigation for payment of outstanding loans of CDN$250,000 due to Peter Wood and Hughes Benoit are being settled by 3884368 Canada Inc.


Item 2. Changes in Securities.

Not Applicable


Item 3. Defaults Upon Senior Securities

Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable


Item 5. Other Information and Subsequent events

On October 29, 2003, CXN announced the appointment of Jean-Francois as Chairman and the resignation of Mr. George Lee.

On November 7, 2003, CXN entered into an agreement with 3884368 Canada Inc., one of its major shareholders controlled by Jean-Francois Amyot. Under the terms of the agreement, 3884368 Canada took full responsibility to settle CXN's total liabilities totalling $974,700 USD. For this agreement, 3884368 Canada Inc. was issued 97,470,000 restricted shares.

On November 11, 2003, a special shareholders meeting was held in presence of shareholders representing majority controlling interest. The shareholders approved the nomination of Jean-Francois Amyot as Chairman, President and CEO as well as the removal of Len Sellers, Li Kai and Chungheng Wang as Directors and officers of the company in the case may be. The shareholders subsequently approved the termination of the agreement with CEINet. Voted to increase the share to 500,000,000 common shares and 30,000,000 preferred shares.

On November 26, 2003, CXN announced that it had concluded an agreement with shareholders of Bio-Tracking Security Inc., to acquire 100% of the outstanding shares in a share for share exchange 100,000,000 shares.

On December 2, 2003, CXN announce that is had concluded the acquisition of Bio-Tracking Security Inc.

On December 11, 2003, the amended articles of incorporation were filed with the state of Florida and effective December 15, 2003. Certificate of good standing received on December 11, 2003.


Subsequent to end of the Quarter:
On January 23, 2004, a shareholders meeting was held in presence of shareholders representing majority controlling interest. The shareholders voted and approved the following:
1) Nomination of Mr. Michael Tremis as Chairman, President and CEO of CXN
2) Approved the new CXN/Bio-Tracking business plan

On January 29, 2004, the Board of Directors completed the appointed of Mr. Michael Tremis as Chairman, President and CEO and Jean-Francois Amyot resigned as Chairman and all office of the registrant. Mr. Benoit Briere also resigned as director.


Item 6. Reports on Form 8-K and Exhibits

The following 8-K fillings were completed in the recent quarter by the registrant:

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

On December 17, 2003, an 8-K was filed disclosing the completion of the acquisition of Bio-Tracking for the issuance of 100,000,000 restricted shares of CXN.

Exhibits

99.1	Press Release Dated January 29, 2004 Appointment of New Chairman


Exhibit 99.1

CXN Media Corporation: Shareholders Appoint New Chairman

MIAMI, Jan 29, 2004 (BUSINESS WIRE) -- China Xin Network Media Corporation (OTCBB:CXIN) announced today that further to a shareholders meeting held on January 23, 2004, Michael Tremis was appointed as Chairman, President and CEO and Mr. Jean-Francois Amyot has resigned all office with the company but will remain with the company over the next 3 months to assure a proper transition. "Michael Tremis' undeniable management experience and reputation, industry contacts and enthusiastic energy will enable the company to recruit high level management and board members to continue to build the company into a leader of the Telematics industry," said Mr. Jean-Francois Amyot. "Having Mr. Tremis onboard is a remarkable advantage for the company since Mr. Tremis is a true entrepreneur. His career is built on taking concepts and making them into multi million dollar companies. One such concept is Jungle Adventure, where he co-founded the company and grew it to 11 locations and $15 million in revenue in only 2 years. We are very confident that Mr. Tremis will create a similar impact on our company," further added Mr. Amyot.

"I am very pleased to join this company, the innovative products and services offered by Bio-Tracking represent a tremendous opportunity," said Michael Tremis .. "Over the course of the next 3 months, we will begin to demonstrate this opportunity to shareholders and customers. The very reputable management team being assembled will be the first testament of the potential of this company, the second will be the rapid generation of revenue and earnings and the third will result in the creation of sustainable shareholder value for years to come," further added Mr. Tremis.

Michael Tremis was the founder of Datatek, a technology start-up where he grew sales to over $6 million in only 9 months before the company was sold to a Chicago interest. Mr. Tremis was also the Founder of American Eagle Homes of Florida and co-founder of Jungle Adventure. Mr. Tremis has also occupied several high level management positions with Fortune 1000 companies including GLR Fashion, a retailing chain where he managed to restructure the company from the verge of bankruptcy to an operating profit of 16% within only one year.

About Bio-Tracking Security Inc.

Bio-Tracking of Montreal, Quebec, designs and manufactures vehicle, asset tracking and security systems, based on a patent pending, Inertial Navigation, Biometric Fingerprint Identification, voice communication technology and Spread Spectrum Communication technologies.

Bio-Tracking is an innovative, forward-thinking firm that employs cutting edge technology practises with a blended approach to consumer oriented products.
The company is firmly committed to achieving and maintaining industry leadership in what has become the fastest growing, security related market in Canada and the U.S. www.bio-tracking.com

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 : The statements, contained in this release which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involves risk and uncertainties including, without limitation, demand and competition for the Company's products and services, the availability to the company of adequate financing to support its anticipated activities, the ability of the Company to generate cash flow from its operations and the ability of the Company to manage its operations.

SOURCE: China Xin Network Media Corp.



CONTACT:          China Xin Network Media Corp.
                  Mr. Jean-Francois Amyot, 514-820-9347 (IR)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHINA XIN NETWORK MEDIA CORPORATION

Date: February 19, 2004              //s MICHAEL TREMIS
                                     -----------------------
                                     MICHAEL TREMIS,
                                     President, CEO & Chairman

CERTIFICATION
==============
I, Michael Tremis, certify that:
1) I have reviewed this quarterly report on Form 10-QSB of China Xin Network Media (CXIN);

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

Date: February 20,2004

By: //S MICHAEL TREMIS
---------------------------------
MICHAEL TREMIS
Chief Executive Officer & acting Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In Connection with the quarterly report of China Xin Network Media Corporation (the "Company") on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael Tremis, President of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: February 20, 2004


//S MICHAEL TREMIS
-----------------------------
MICHAEL TREMIS
President and acting Chief Financial Officer
CXN Media Corp