Form 10QSB
period 2004-03-31
CHINA XIN NETWORK MEDIA CORP
filed 2004-05-18
CIK 1073785

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission File No. 000-29915

CHINA XIN NETWORK MEDIA CORPORATION

(Exact name of small business issuer as specified in its charter)

Florida	65-0786722
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3080 Brabant-Marineau, Montreal, Quebec, CANADA  H4A 1K7

(Address of principal executive offices)

Tel: (514) 380-3805    Fax: (514) 338-1163

(Issuer's telephone number)

* * * * * * * * * * * * * * * * * * * * * *

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES {X}     NO {  }

The number of shares of CHINA XIN NETWORK MEDIA CORPORATION Common Stock (Par Value $0.001) outstanding at May 14, 2004 was 337,865,401.

Transitional Small Business Disclosure Format    YES {  }  NO {X}

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIEW ENGAGEMENT REPORT

To the Shareholders of

China Xin Network Media Corporation and Subsidiary

(A Development Stage Company)

I have reviewed the consolidated interim balance sheet of China Xin Network Media Corporation and Subsidiary (a development stage company) as at March 31, 2004 and the consolidated interim statements of operations and comprehensive income(loss) and cash flows for the period then ended from October 19, 2000 (date of inception) to March 31, 2004. My review was made in accordance with generally accepted standards in the Unites States of America for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by the Company.

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

By: //s FRANCO LAPOSTA

Franco LaPosta, CA Chartered Accountants Montreal, Quebec May 14, 2004

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2004
ASSETS
Current Assets:
Cash		$676
Sales Tax Receivable
R&D Refundable Tax Credits		212,308

Total current assets		212,924

Fixed Assets		25,672
Goodwill (Note 7)		4,762,020

Total assets		$5,000,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$
Due to officers and employees		38,463
Loan payable (Note 6)

Total current liabilities		38,463

Contingencies (Note 5)

Stockholders' Equity:
Common stock, $.001 par value; authorized 500,000,000 shares; 30,000,000 preferred
issued and outstanding 337,865,401 shares and 140,395,401 shares, respectively		337,866
Paid-in capital deficiency		6,815,147
Accumulated deficit during development stage		(2,190,860)

Total stockholders' equity		4,962,153

Total liabilities and stockholders' equity		$5,000,616

See notes to consolidated financial statements.

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

	For the Period	For the Period	Cumulative
	January 1, 2004 March 31, 2004	January 1, 2003 March 31, 2003	Oct. 19, 2000 March 31, 2004
Sales:
Income	$		$34,616
Expenses:
Selling, general and administrative	$50,002	$331,384	$2,225,476

Loss Before Provision for Income Taxes	(50,002)	(331,384)	(2,190,860)

Provision for Income Taxes
Comprehensive Net ( Loss)	(50,002)	(331,384)	(2,190,860)

Net Loss Per Common Share	$(0.00)	(0.003)	(0.006)
Fully Diluted	$(0.00)	(0.003)	(0.006)

Weighted Average Common Shares Outstanding	337,865,401	104,452,401	337,865,401
Fully Weighted Average Common Shares Outstanding	353,905,735	113,826,068	353,905,735

See notes to consolidated financial statements.

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM OCTOBER 19, 2000 TO MARCH 31, 2004

Unaudited

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit during the Development Stage	Stockholders' Deficiency
Balance at June 30, 2003	115,902,401	$115,903	$1,011,849	$(2,063,966)	$(936,214)
Loss for the Period July 1, 2003 to March 31, 2004				(126,894)	(126,894)
Issuance of Common Stock for Debt & Services	121,963,000	121,963	969,792		1,091,755
Issuance of Common Stock for Acquisition of Bio-Tracking (Note 6,7)	100,000,000	100,000	4,833,506		4,933,506

	337,865,401	$337,866	$6,815,147	$(2,190,860)	$4,962,153

See notes to consolidated financial statements.

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Unaudited

	For the Period	For the Period		For the Period
	January 1, 2004 March 31, 2004	January 1, 2003 March 31, 2003		Oct. 19, 2000 March 31, 2004
Cash Flows from Operating Activities:
Net loss	$(50,002)		$(331,384)	$(2,190,860)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization			15,675
(Increase) decrease in:
R&D refundable tax credit				(212,308)
Sales tax receivable	6,388		7,860
Accrued expenses			(4,875)
Accrued expenses to related parties			)
Accounts payable (Note 5)	(302,872)		14,000	302,872
Prepaid and deposits			979
Amounts due to officers	135,505		38,334	38,463
Amounts due to officers and Employees			280,051
Loss on disposal of assets				121,153

Net cash and cash equivalents provided by (used in) operating activities	(210,981)		21,090	(1,940,270)

Cash Flows from Investing Activities:
Purchase of Goodwill	$(4,562,020)	$		$(4,762,020)
Purchase of Capital Assets			(21,389)	(25,672)

Net Cash Used For Investing Activities	$(4,562,020)		(21,389)	$(4,787,692)

Cash Flows from Financing Activities:
Write-off deficit to Paid-in-Capital	$	$		$139,877
Write-off comprehensive income to Paid Capital				10,807
Write-off stock subscription receivable				196,349
Decrease in short term loans
(Decrease) in loans-related party
(Decrease) Increase in loans payable (Note 6)	(868,579)		(643,892)
Increase in capital stock	197,480		35,483	332,549
Increase in paid-in capital	5,439,716		608,409	6,048,996

Net Cash from Financing Activities	4,768,617			6,728,578

Net (Decrease) Increase in Cash	(4,384)		(299)	616
Cash - Beginning of Period	5,000		469

Cash - End of Period	616		170	616

Supplemental Disclosure of Non-Cash Flow Information:
Cash paid during the year for::
Interest
Income Taxes

See notes to consolidated financial statements.

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2004

Unaudited

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

On December 2, 2003, the registrant, concluded the acquisition of Montreal (Canada) based Bio-Tracking Security Inc. (Bio-Tracking). Under the terms of the transaction, CXN acquires 100% of the outstanding shares of the Bio-Tracking, in exchange for 100,000,000 shares of CXN. As a result of this transaction Bio-Tracking is now a wholly-owned subsidiary of CXN.

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

e) Income Taxes The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods taxable income for federal, state and foreign income tax reporting purposes. As at March  31, 2004, these amounts were Nil.

f) Earnings Per Share Earnings per common share is computed pursuant to SFAS No. 128 Earnings Per Share . Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issueable through stock options, warrants and convertible preferred stock.

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

h) Fair Value Disclosure at March 31, 2004 The carrying value of recoverable use tax, accrued expenses related party, and loans from related party is a reasonable estimate of their fair value.

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

During June 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

Contingencies

            On November 7, 2003, CXN entered into an agreement with 3884368 Canada Inc., one of its major shareholders controlled by Jean-Francois Amyot. Under the terms of the agreement, 3884368 Canada Inc., took full responsibility to settle CXN's total liabilities totaling $974,700 USD.  CXN issued 97,470,000 shares to 3884368 Canada Inc. as settlement of debt on its balance sheet. The debt is considered as a contingency to CXN until all outstanding claims are settled.

6. Reduction of Loan Outstanding

        There were 100,000,000 restricted Shares issued on January 4, 2004 to complete The acquisition of Bio-Tracking. At which time a note for $868,569 was cancelled Which was issued as collateral until the shares were ready for delivery from the Transfer agent. Furthermore the shares for the Agreement of the settlement of Debts of CXN with 3884368 Canada Inc. were issued in January 2004.

7 . Goodwill

        In July 2001, the FASB issued Statement No. 141, Business Combinations. and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 supercedes the previous accounting standard on business combinations, Accounting Principles Board Opinion No. 16. and requires that all business combinations initiated after June 30, 2001 must be accounted by the purchase method. Statement No. 141 also changes the requirements for recognizing assets as assets apart from goodwill in business combinations accounted for by the purchase method for which the date of the acquisition is July 1, 2001 or later. Under Statement No. 142, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, should not be amortized, but should be tested for impairment in accordance for the provisions of this accounting standard.

        Goodwill is the result of the acquisition of Bio-Tracking Security Inc. by the registrant on December 2, 2003.  The closing price of the shares traded on December 2, 2003 was $0.05. The Goodwill is calculated as the excess of the fairvalue of the acquisition (the purchase method) over its tangible assets.

8 . Subsequent Events

Significant Changes to Key Management and Share Capital Management Changes

        On March 10, 2004, a majority action of shareholders of the registrant, was taken by shareholders representing a majority of the outstanding shares of the corporation, in accordance to 607.0704 of the Florida Business Corporations Act, to nominate successor Members of the Board of Directors for the ensuing year, namely; Mr. Michael G. Iafigliola, Mr. Philippe Canning, Mr. Kerry Schacter and Ms. Angela Cabral. A Schedule 14C  Information Statement was filed April 5, 2004.

Changes in Share Capital

        At the time of this filing there are an estimated 337,865,401 shares outstanding. The registrant also has a commitment to issue 6,666,667 warrants exercisable at $0.03 to subscribers of a private placement of April 2003. Furthermore the original seed investors in CXN are owed 9,373,667 exercisable at $0.30. The warrants expire 2 years following their registration.

ITEM 2.             PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2003. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

Forward-Looking Statements

Except for historical and factual information, this document contains "forward-looking statements"within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, such as predictions of future financial performance. All forward-looking statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products' sales or effectively react to other risks described from time to time in our SEC filings. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

The Company

 CHINA XIN NETWORK MEDIA CORPORATION is a Florida-registered corporation. As previously reported in press releases dated November 26, 2003 and December 2, 2003, the registrant, has concluded the acquisition of Montreal (Canada) based Bio-Tracking Security Inc.(Bio-Tracking). Under the terms of the transaction, CXN acquires 100% of the outstanding shares of the Bio- Tracking, in exchange for 100,000,000 shares of CXN. The closing of the transaction occurred December 2, 2003, as a result of which Bio-Tracking is now a wholly-owned subsidiary of CXN.

Bio-Tracking designs and manufactures Vehicle/Asset Tracking and Security Technology, based on a Patent Pending, Wireless Interconnection Methods, Real-time Tracking, Driver Privledge Control, Remote Shutdown, Lock/Unlock, GPS / Inertial Navigation, Biometric Fingerprint Identification, Voice Communication and Spread Spectrum Communication.

At a shareholders' meeting on January 23, 2004, Mr. Michael Tremis was appointed to the Board of Directors and nominated as President, CEO and Chairman of CXN to lead the company. The registrant has commenced the necessary filings to change its name to Bio-Tracking Security Inc. and will be seeking to change its ticker symbol to better reflect it new name and current business plan.

Operations

The registrant operates its Bio-Tracking subsidiary from Montreal, Canada at 3080 Brabant-Marineau, Montreal, Quebec, Canada, H4A 1K7. The company has a new product and service offering in the field of vehicle security which, once installed, becomes a platform for new in-vehicle information, communication and entertainment products. In addition to effective theft prevention, this platform demonstrates measurable value for the vehicle owner, driver, dealership, manufacturer, insurance company and law enforcement agency. Combining a programmable computer with a biometric identification system, wireless interconnection methods and inertial tracking technology, the system can offer such features as driver privilege control, remote shutdown and unlock, and tracking under the most extreme circumstances. The antitheft system, which has already been prototyped and field tested, far exceeds the industry's current standard features, effectiveness, and overall value. The next generation system can offer two-way messaging and remote diagnostics.

The registrant plans to fully launch its operations after raising funds in the capital markets before the end of fiscal year and the registrant plans to establish concurrently the necessary relationships for quick market impact. Concentrating on customer markets in major metropolitan areas, the focus will be divided into consumer sales through dealerships, fleet sales through direct relationships, and the exploration of critical markets in cargo logistics and construction equipment.

In order to gain maximum shareholder value, and address competitive factors. With a worldwide customer market including emerging opportunities in India and China, Bio- Tracking a has the potential to become one of the truly great players in the automotive and asset sector.

Mr. Michael Tremis has assembled a top notch management team and a seasoned board of directors who will ensure that the business stays on track and executes the strategic plans.

The following have been appointed t the management of the corporation and or members of the Board.

Mr. Daniel Bernisi: Chief Scientific Officer

Mr. Daniel Bernesi is a graduate of the Universidad de la Provincia de Buenos Aires in Argentina, where he earned his BSc in Electrical Engineering and his post-graduate studies in Industrial Automation and Telecommunication in, 1973. He is one of the pioneers and foremost authorities in home satellite television systems. He lectured at international technical conferences and was contributing writer to technical magazines on subjects as interfering noise, computer satellite tracking and down-converter design. He has been a design engineer and installation consultant for companies such as Comsat, Amplica, Boman, Luxor, Scannar Satellite Systems and Suncor Communications. His experience also includes the design and implementation of industrial automation and system controls for companies such as Perkins Paper, Leviton, Bell Canada, Mitec and LCT Industries.

Ms. Angela Cabral: Director and Executive Vice-President of Human Resources

Ms. Cabral is a professional social worker and a member of the Ordre Professionnel des Travailleurs Sociaux du Quebec. Ms. Cabral provides front line social services as well as operates a private clinic and two separate Employees Assistance Programs. In her work with employees she specializes in conflict resolution and assisting employees in reaching their full potential in their work environment.

Mr. Philippe Canning, Barrister & Solicitor: Director and Vice-President Legal and Corporate Affaires

Mr. Philippe Canning specializes in corporate and securities law, also recognized for his near flawless mastery in commercial and civil litigation. Mr. Canning counsels a diverse clientele, ranging from small business to larger corporations and multinationals. He has successfully represented clients such as "The Trane Company" and "Sherwin Williams Group."Mr. Philippe Canning, LL.b., is a practicing attorney. He earned his legal degree from the University of Montreal in 1992 and was called to the Quebec Bar in 1993. Mr. Philippe Canning has been a partner of the firm Issi Di Iorio Canning since 1996. Following a merger in 2001, the firm was renamed Doyon Izii Nivoix.

Mr. Michael Iafigliola: Director and Chief Operations Officer

Co-Founder, C.O.O. and Chairman of the Board for CRM NETWORKS INC., a company contracted for Executive Sales to Group Telecom an integrator of Data & Internet applications and Voice Services for MULTINET COMMUNICATIONS, a NORTEL/MITEL distributor. Michael G. Iafigliola has extensive experience as well as a solid understanding of monitoring and tracking systems which ensure reliable security technologies.Michael G. Iafigliola also held senior executive position with AVAYA COMMUNICATIONS (formerly of LUCENT TECHNOLOGIES) offering voice/data services and hosted services to large multi-national corporations in a direct sales effort. Also responsible in working with re-seller channels, GROUP TELECOM and TELUS positioning hosted solutions and equipment as an integrated part of the solution. Michael G. Iafigliola was appointed Channel Sales Director with PYDERION CONTACT TECHNOLOGIES INC. a developer of next generation, open software products for Call Centers, Company was acquired by INTECOM CANADA in year 2000.Successfully promoted an Alliance Agreement for consulting services as the premier alliance partner for EContact Center business solutions with WILTEL COMMUNICATIONS and GROUP TELECOM. Michael G. Iafigliola has over 12 years of major account selling experience with TTS MERIDIAN SYSTEMS INC. (a NORTHERN TELECOM COMPANY, presently TELUS a national telecommunication company, and AT&T CANADA ). As prime co-ordinator in selling both local and national accounts with long term contracts, he has achieved over $100 MILLION in sales. Along with 10% to 15% increases in company profits he was also honoured with numerous awards in "The Presidents Club" for excelled performance. Mr. Michael G. Iafigliola earned a Bachelor of Commerce Degree, with a focus on Management and Marketing from Concordia University in 1978.

Mr. Kerry Schacter: Director

Mr. Kerry Schacter is presently employed with the prestigious firm Investpro Securities Inc. of Montreal where he focuses on investing in emerging companies with unique products and an exceptional management team. In his 10 year career, Mr. Schacter has taken part in projects where ideas are taken from the early inception stages right through to public listing on major North American Stock Exchanges (DOW, NASDAQ, AMEX, TSE). He has successfully participated in raising over $ 55 MILLION in Capitol Pool, Bridge, Equity, Financing, Tax Shelters, and IPO's.Mr. Kerry Schacter earned his Bachelors of Administration from Concordia University of Montreal in 1991. He has a background in investment, insurance and accounting, and prior to joining Investpro Securities he served at National Bank Financial, First Marathon Securities and Prudential Assurance.

Products

The Bio-Tracking technology is the result of an R&D effort to build an asset tracking device that overcomes the fact that the present track and recovery systems are either easy to defeat or they are inherently dependent on external sources for pinpointing vehicle location. Tracking alone is not the solution to the ever-increasing vehicle theft problem. The addition of Biometric fingerprint identification technology brings in the next level of security by providing identification first, and then followed by allowing access to the vehicle's authorized users. Combined with stealth wireless smart cut-off modules, it renders the vehicle practically impossible to steal. The Bio-Tracking technology also has a remote control and logging system which allows for selective driver authorization as well as the remote operation of vehicle systems such as the starter, locks, horn and lights.

Three distinct models have been produced. The "Warlock I , II , & III"models cover an unprecedented range of security, tracking and information features that have yet to be achieved by any existing systems on the market to date. Our second generation technology towers ahead of the competition. We have revolutionized this technology to the point where Bio-Tracking Securities Inc. has set new and higher standards in the vehicle/asset security and tracking industry.

Warlock I

  Modified high security and reliability Biometrics Technology (Fingerprint Recognition)

  Advanced custom encryption algorithm (data scrambling) for maximum security

  Stealth wireless multiple Remote Cutoff modules

  Voice communication (four languages)

  Authorized Valet mode (limited distance)

  Anti-hijacking mode recognition (disables vehicle upon drivers abnormal exit)

  Vehicle shut-down (remote controlled from Bio-Tracking Head office)

  Lock/Unlock door activation (by remote or cell/telephone signal)

  Vehicle remote starting (by remote or cell/telephone signal)

  Driver authorized enrollment (remote controlled from Bio-Tracking Head office)

  Single/multiple/occasional driver authentication

  Driver log report available to insurance companies and authorities (from Bio-Tracking Head office)

Warlock II

All of Warlock I features plus:

  Real-time Vehicle Tracking using GPS assisted navigation.

  Stealth wireless tracking modules Panic button for medical, mechanical, or other emergency (911)

  Tracking resolution +/- 10 meters standard Vehicle

  Tamper notification pager

Warlock III

All of Warlock I & II features plus:

  Precision tracking resolution +/- 1 meter (optional increased precision)

  Full-time/Real-time continuous tracking (worldwide accessibility)

  Information and storage log of driver, accurate mileage, real-time speed by time and date (a Bio-Tracking vehicle/asset "Black Box"Technology)

Capital Needs

 CXN anticipates that it will be required to raise an additional $4 million to fund the current plan of growth and existing operations through June 30, 2005. The principal source of capital has been equity financing from investors and founders. Meeting the future financing requirements is dependent on access to equity capital markets. CXN may not be able to raise additional equity when required or may have to borrow on terms that may be dilutive to existing shareholders.

Results of Operations

	Three Months Ended March 31,
	2004	2003	% Change
Sales General & Administrative	$50,002	$331,384	- 84.9%
Total	$	$

CXN has worked diligently to reduce overhead and expenses while building shareholder value. As of March 31, 2004, expenses for Sales General and Administrative expenses were $50,002 versus $331,384 a year ago period. This represents a reduction of expenses of 84.9%

	Three Months Ended
	March 31, 2004	December 31, 2003	% Change
Total Liabilities	$38,463	$1,345,419	- 97.1%

On March 31, 2004 the liabilities of the corporation were reduced 97.1%  The loan payable of $868,579 which represents security for the acquisition of Bio-Tracking was settled for the issuance of shares for the acquisition. As well, shares were issued to 3884368 Canada Inc. as per the agreement dated November 7, 2003 for the settling of debt.

The end result of these transactions, the Shareholders' equity of CXN has increased to $4,962,153 from a deficit of $896,051.

Contingencies

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

RISK FACTORS

The Company and our business continues to be subject to a number of risk factors, including but not limited to the fluctuations in demand for our product line due to economic conditions, a history of operating losses, the need for additional funds, competition, and technological obsolescence. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks contained in our Annual Report on Form 10-KSB, our other Quarterly Reports on Form 10-QSB; and in our other filings with the Securities and Exchange Commission, including any subsequent reports filed on Forms 10-KSB, 10-QSB and 8-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31	Rule 13a-14(a)/15d-14(a) Certifications of the Chief
Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(b) Reports on Form 8-K:

There are no reports on Form 8-K  filed during the quarterly period ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2004

CHINA XIN NETWORK MEDIA CORPORATION

By: //s MICHAEL TREMIS

Michael Tremis Chairman, President, Chief Executive Officer & interim CFO