Form 10KSB
period 2004-06-30
BIO TRACKING SECURITY INC
filed 2004-10-15
CIK 1073785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number: 000-29915

BIO TRACKING SECURITY INC

(Exact name of small business issuer as specified in its charter)

FLORIDA	65-0786722
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 de la Gauchetiere West, 24th Floor, Montreal, Quebec, Canada H3B 4W5

(Address of principal executive offices)

Tel: (514) 448-7490

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The issuer’s revenues for its most recent fiscal year was nil.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of October 13, 2004 was approximately $7,584,226 based upon the average high and low bid prices of the Registrant’s Common Stock on such date. Calculated as follows: 337,865,401 (issued shares) – 40,444,767(affiliates)= 297,420,634 non-affiliates. Average high low bid is $0.0255

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 337,865,401

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

1. DESCRIPTION OF BUSINESS

Bio-Tracking security Inc. of Montreal, Quebec, designs and manufactures vehicle and asset tracking and security systems, based on patent pending, Inertial Navigation, Biometric Fingerprint Identification and Spread Spectrum Communication technologies.

The Bio Tracking Security’s proprietary technology precisely determines if a person is an authorized user of a vehicle or any other piece of equipment protected by Bio-Tracking. Our proprietary Biometric Fingerprint ID is a technology unmatched and amazingly reliable.

The company has a new product and service offering in the field of vehicle security, which, once installed, becomes a platform for new in-vehicle information, communication and entertainment products. In addition to effective theft prevention, this platform demonstrates measurable value for the vehicle owner, driver, dealership, manufacturer, insurance company and law enforcement agency. The device when combined with a programmable computer and a biometric identification system, wireless interconnection methods and inertial tracking technology, provides such features as driver privilege control, remote shutdown and unlock, and tracking under the most extreme circumstances. The antitheft system, which has already been prototyped and field tested, far exceeds the industry’s current standard features, effectiveness, and overall value. The next generation system can offer two-way messaging and remote diagnostics.

The registrant plans to fully launch its operations after raising funds in the capital and the registrant plans to establish concurrently the necessary relationships for quick market impact. Concentrating on customer markets in major metropolitan areas, the focus will be divided into consumer sales through dealerships, fleet sales through direct relationships, and the exploration of critical markets in cargo logistics and construction equipments.

2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 1000 De La Gauchetiere West, Suite 2400, Montreal, Quebec, H3B 4W5. The address of our website is www.bio-tracking.com

3. LEGAL PROCEEDINGS

On November 7, 2003, the Company entered into an agreement with 3884368 Canada Inc., under the terms of the agreement, 3884368 Canada Inc., took full responsibility to settle the Company’s liabilities totalling $974,700 USD. The Company issued 97,470,000 shares to 3884368 Canada Inc. as settlement of debt on its balance sheet.

3884368 Canada Inc. has settled all direct liabilities including the loan outstanding made by Hugues Benoit and Peter Wood in the amount of $250,000 CND. As settlement for their claim, 3884368 Canada Inc. has transferred 4,000,000 shares to Hugues Benoit as part of the total settlement for the claim. 3884368 Canada Inc. has transferred shares to other creditors to settle any potential legal actions before they occur. Additional shares may be transferred or issued for settlement of debts as at November 7, 2003.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2004, Mr. Jean-Francois Amyot was appointed to the Board of Directors of the Registrants and nominated as Chairman, President and CEO following the Special Shareholders meeting held in witness of the Registrant’s auditors where the holder of the majority of the outstanding shares of the common stock of the Registrant voted to remove Michael Tremis, Michael Iafigiola, Philippe Canning, Daniel Bernesi and Kerry Schacter as officers and directors of the Registrant and appoint Mr. Jean-Francois as the sole director.

The decision by the shareholder to remove the current members of the Board of Directors arose due to irresolvable differences and such action was taken in the best interest of all the shareholders of the Registrant.

On September 30, 2004, following the Special Shareholders meeting held in witness of the Registrant’s auditors where the holder of the majority of the outstanding shares of the common stock of the Registrant voted to approve a reverse split 1 for 20. The Board of Directors are currently evaluating the necessity of proceeding to restructure the capital stock of the Company.

PART II

5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of October 6, 2004, the company’s trading symbol, for its common equity shares changed to BTSI. Prior to that time the trading symbol of the company was CXIN.

The quarterly high and low bid of the company shares are provided below.

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1: Quarterly Trading

Quarter (Data provided by NASD OTCBB)

	High Bid	Low Bid
2003
Q1 Jul. 1, 2002 – Sept. 30, 2002	0.110	0.017
Q2 Oct. 1, 2002 - Dec. 31, 2002	0.080	0.017
Q3 Jan. 2, 2003 - Mar. 31, 2003	0.190	0.041
Q4 Apr. 1, 2003 - Jun. 30, 2003	0.075	0.032

2004
Q1 Jul. 1, 2003 - Sept. 30, 2003	0.068	0.020
Q2 Oct. 1, 2003 - Dec. 31, 2003	0.11	0.012
Q3 Jan. 2, 2004 - Mar. 31, 2004	0.087	0.035
Q4 Apr. 1, 2004 - Jun. 30, 2004	0.059	0.024

6. MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report.

6.1. Selected Financial Data

The following selected financial data is qualified in its entirety by reference to, and you should read them in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to such consolidated financial statements included in this annual report.

Table 2: Summary Financial Data

Statement Of Operation Data - Bio Tracking Security Inc.

	From July 1, 2003 through June 30, 2004 $	From July 1, 2002 through June 30, 2003 $	From October 19, 2000 (date of inception) through June 30, 2003 $
INCOME	0	0	34,616

EXPENSES	(219,009)	822,719	2,317,591

NET LOSS	(219,009)	(822,719)	(2,282,975)

BASIC LOSS PER SHARE	(0.001)	(0.010)	(0.018)

Avg. Common shares outstanding	337,865,401	115,902,401	115,902,401

TOTAL ASSETS	5,007,582

TOTAL LIABILITIES	137,814

Total stockholders’ equity	4,870,038

6.2. Overview

Incorporated in Florida and headquartered in Montreal, Quebec, Canada, Bio-Tracking security Inc., designs and manufactures vehicle and asset tracking and security systems, based on patent pending, Inertial Navigation, Biometric Fingerprint Identification and Spread Spectrum Communication technologies.

The Bio Tracking Security’s proprietary technology precisely determines if a person is an authorized user of a vehicle or any other piece of equipment protected by Bio-Tracking. Our proprietary Biometric Fingerprint ID is a technology unmatched and amazingly reliable.

The company has a new product and service offering in the field of vehicle security, which, once installed, becomes a platform for new in-vehicle information, communication and entertainment products. In addition to effective theft prevention, this platform demonstrates measurable value for the vehicle owner, driver, dealership, manufacturer, insurance company and law enforcement agency. The device when combined with a programmable computer and a biometric identification system, wireless interconnection methods and inertial tracking technology, provides such features as driver privilege control, remote shutdown and unlock, and tracking under the most extreme circumstances. The antitheft system, which has already been prototyped and field tested, far exceeds the industry’s current standard features, effectiveness, and overall value. The next generation system can offer two-way messaging and remote diagnostics.

The registrant plans to fully launch its operations after raising funds in the capital and the registrant plans to establish concurrently the necessary relationships for quick market impact. Concentrating on customer markets in major metropolitan areas, the focus will be divided into consumer sales through dealerships, fleet sales through direct relationships, and the exploration of critical markets in cargo logistics and construction equipments.

6.3. Results Of Operations

6.3.1. Revenue

The Company has no revenues for this period. The Company has been focusing on establishing strategic partners to launch its products and services The Company is actively pursuing financing in order to manufacture and markets its products and services.

6.3.2. Expenses & Losses

Selling General and Administrative Expenses for the year were $219,009 versus $822,719 in the previous year.

6.3.3. Liquidity and Capital Resources

At the end of June 30, 2004, the company had current liabilities of $137,814 and approximately $10,419 cash. The company will be unable to continue as a going concern if it is unable to earn sufficient revenues from its operations or raise additional capital through debt or equity financings to meet its working capital.

6.4. Recent Developments

On September 30, 2004, Mr. Jean-Francois Amyot was appointed to the Board of Directors of the Registrants and nominated as Chairman, President and CEO following the Special Shareholders meeting held in witness of the Registrant’s auditors where the holder of the majority of the outstanding shares of the common stock of the Registrant voted to remove Michael Tremis, Michael Iafigiola, Philippe Canning, Daniel Bernesi and Kerry Schacter as officers and directors of the Registrant and appoint Mr. Jean-Francois as the sole director.

The decision by the shareholder to remove the current members of the Board of Directors arose due to irresolvable differences and such action was taken in the best interest of all the shareholders of the Registrant. As of the day of their removal no Directors nor Officers had any employment agreements or compensation agreements. As of the Statement date no claims have been made by former Directors and or Officers.

On October 4, 2004 the Company changed its name and ticker symbol from China Xin Network Media Corporation (CXIN) to Bio Tracking Security Inc. (BTSI) to better reflect its new business model.

6.5. The Acquisition

On December 2, 2003, the registrant, has concluded the acquisition of Montreal (Canada) based Bio-Tracking Security Inc. (Bio-Tracking). Under the terms of the transaction, The Registrant acquired 100% of the outstanding shares of the Bio- Tracking, in exchange for 100,000,000 shares of the Registrant. The closing of the transaction occurred December 2, 2003, as a result of which Bio-Tracking is now a wholly-owned subsidiary of the Registrant.

6.6. Critical Accounting Policies and Estimates

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

6.6.1. Revenue, Receivables and Inventory

The company has been focusing on refocusing its business strategy and establishing proper strategic alliances to market its products and services. Revenues cannot be anticipated until the Company has sufficient financing available to manufacture its product and carry sufficient inventory to be able to deliver its products and services.

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

6.7. Subsequent Events

Subsequent to the year ended June 30, 2004, the following significant events took place.

On September 30, 2004, Mr. Jean-Francois Amyot was appointed to the Board of Directors of the Registrants and nominated as Chairman, President and CEO following the Special Shareholders meeting held in witness of the Registrant’s auditors where the holder of the majority of the outstanding shares of the common stock of the Registrant voted to remove Michael Tremis, Michael Iafigiola, Philippe Canning, Daniel Bernesi and Kerry Schacter as officers and directors of the Registrant and appoint Mr. Jean-Francois as the sole director.

The decision by the shareholder to remove the current members of the Board of Directors arose due to irresolvable differences and such action was taken in the best interest of all the shareholders of the Registrant. As of the Statement date no claims have been made by former Directors and or Officers.

On September 30, 2004, following the Special Shareholders meeting held in witness of the Registrant’s auditors where the holder of the majority of the outstanding shares of the common stock of the Registrant voted to approve a reverse split 1 for 20. The Board of Directors are currently evaluating the necessity of proceeding to restructure the capital stock of the Company.

On October 4, 2004 the Company changed its name and ticker symbol from China Xin Network Media Corporation (CXIN) to Bio Tracking Security Inc. (BTSI) to better reflect its new business model.

Management is currently reviewing potential mergers, and reverse-mergers with several companies that are complementary with the current business plan or represents an opportunity to create sustainable shareholder value.

6.8. Plan Of Operation

The registrant operates its Bio-Tracking subsidiary from Montreal, Canada. The company has new products and services offering in the field of vehicle security which, once installed, becomes a platform for new in-vehicle information, communication and entertainment products. In addition to effective theft prevention, this platform demonstrates measurable value for the vehicle owner, driver, dealership, manufacturer, insurance company and law enforcement agency. Combining a programmable computer with a biometric identification system, wireless interconnection methods and inertial tracking technology, the system can offer such features as driver privilege control, remote shutdown and unlock, and tracking under the most extreme circumstances. The antitheft system, which has already been prototyped and field tested, far exceeds the industry’s current standard features, effectiveness, and overall value. The next generation system can offer two-way messaging and remote diagnostics.

The registrant plans to fully launch its operations after raising funds in the capital markets and the registrant plans to establish concurrently the necessary relationships for quick market impact. Concentrating on customer markets in major metropolitan areas, the focus will be divided into consumer sales through dealerships, fleet sales through direct relationships, and the exploration of critical markets in cargo logistics and construction equipment.

The Bio-Tracking technology is the result of an R&D effort to build an asset tracking device that overcomes the fact that the present track and recovery systems are either easy to defeat or they are inherently dependent on external sources for pinpointing vehicle location. Tracking alone is not the solution to the ever-increasing vehicle theft problem. The addition of Biometric fingerprint identification technology brings in the next level of security by providing identification first, and then followed by allowing access to the vehicle’s authorized users. Combined with stealth wireless smart cut-off modules, it renders the vehicle practically impossible to steal. The Bio-Tracking technology also has a remote control and logging system which allows for selective driver authorization as well as the remote operation of vehicle systems such as the starter, locks, horn and lights.

Three distinct models have been produced. The “Warlock I, II, & III”models cover an unprecedented range of security, tracking and information features that have yet to be achieved by any existing systems on the market to date. Our second generation technology towers ahead of the competition. We have revolutionized this technology to the point where Bio-Tracking Securities Inc. has set new and higher standards in the vehicle/asset security and tracking industry.

Warlock I

•	Modified high security and reliability Biometrics Technology (Fingerprint Recognition)

•	Advanced custom encryption algorithm (data scrambling) for maximum security

•	Stealth wireless multiple Remote Cutoff modules

•	Voice communication (four languages)

•	Authorized Valet mode (limited distance)

•	Anti-hijacking mode recognition (disables vehicle upon drivers abnormal exit)

•	Vehicle shut-down (remote controlled from Bio-Tracking Head office)

•	Lock/Unlock door activation (by remote or cell/telephone signal)

•	Vehicle remote starting (by remote or cell/telephone signal)

•	Driver authorized enrollment (remote controlled from Bio-Tracking Head office)

•	Single/multiple/occasional driver authentication

•	Driver log report available to insurance companies and authorities (from Bio-Tracking Head office)

Warlock II

All of Warlock I features plus:

•	Real-time Vehicle Tracking using GPS assisted navigation.

•	Stealth wireless tracking modules Panic button for medical, mechanical, or other emergency (911)

•	Tracking resolution +/- 10 meters standard Vehicle

•	Tamper notification pager

Warlock III

All of Warlock I & II features plus:

•	Precision tracking resolution +/- 1 meter (optional increased precision)

•	Full-time/Real-time continuous tracking (worldwide accessibility)

•	Information and storage log of driver, accurate mileage, real-time speed by time and date (a Bio-Tracking vehicle/asset “Black Box”Technology)

6.8.1. Estimated Capital Requirements

Bio Tracking Security anticipates that it will be required to raise an additional $2 million to fund the current plan of growth and existing operations through June 30, 2005.

The principal source of capital has been equity financing from investors and founders. Meeting the future financing requirements is dependent on access to equity capital markets. The Company may not be able to raise additional equity when required or may have to borrow on terms that may be dilutive to existing shareholders.

6.9. Recently Issued Accounting Standards

In June 2001, the FASB approved SFAS No. 141, “Business Combinations” and issued this statement in July 2001. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the second quarter of fiscal 2003. Management does not believe that SFAS No. 141 will have a material impact on our consolidated financial statements.

In June 2001, the FASB approved SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”. The FASB issued this statement in July 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002. During the 12 months ended December 31, 2001, goodwill amortization totaled $430,744.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We expect to adopt this statement during the first quarter of fiscal 2002. Management does not believe that SFAS No. 143 will have a material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management has not evaluated the effect on its consolidated financial statements that SFAS No. 144 will have in the future.

7. FINANCIAL STATEMENTS

The audited financial statements for CXN Media for the fiscal year ending June 30, 2004 are submitted in compliance with the requirements of Item 310 (a) of Regulations S-B and are located at the end of this form 10-KSB.

CHINA XIN NETWORK MEDIA CORPORATION

(A Development Stage Company)

Consolidated Financial Statements

For the Year Ended June 30, 2004 and

Cumulative Period From October 18, 2000 (Date of Inception)

to June 30, 2004

Contents
Independent Auditors’ Report	F1
Consolidated Balance Sheet	F2
Consolidated Statement of Operations and Comprehensive Income (Loss)	F3
Consolidated Statement of Stockholders’ Deficiency	F4
Consolidated Statement of Cash Flows	F5
Consolidated Notes to Financial Statements	F6-F10

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

Other than as described above, there have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date set forth above.

PART III

9. DIRECTORS. EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name,	Municipality of Residence	Age	Length of Service
Jean-Francois Amyot	Montreal, Quebec, Canada	32	September 30, 2004

10. EXECUTIVE COMPENSATION

Table 5: Summary Compensation Table

	Annual Compensation			Awards	Long Term Compensation Payouts
Name and Principle Position	Salary $	Bonus $	Other Annual Comp $	Restricted Stock Award(s) $	Securities Underlying Pay- Opt./SARs	LTIP Other outs $	All Compensation
J.F. Amyot Pres. & CEO	nil	nil	nil	nil	nil	nil	nil

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

11.1. Security Ownership Of Certain Beneficial Owners

Table 6: Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
common	J.F. Amyot	15,000	0.0044%
Equity	1000 De La Gauchetiere Montreal, Quebec, H3B 4W5

	3884368 Canada Inc. <F1> 1000 De La Gauchetiere Montreal, Quebec, H3B 4W5	8,444,767	2%

<F1> 3884368 Canada Inc. is a holding company controlled by Jean-Francois Amyot

11.2 Security Ownership Of Management

Table 7: Security Ownership Of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
common	J.F. Amyot	15,000	0.0044%
Equity	1000 De La Gauchetiere Montreal, Quebec, H3B	President

	3884368 Canada Inc. <F1> 1000 De La Gauchetiere Montreal, Quebec, H3B 4W5	8,444,767	2%

<F1> 3884368 Canada Inc. is a holding company controlled by Jean-Francois Amyot

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

13. EXHIBITS AND REPORTS ON FORM 8-K

3.1a) Articles of Incorporation of the Company (1)

3.1b) Amendments to the Articles of Incorporation (1)

3.2 By-Laws of the Company (1)

31 Section 302 Certification

32 Section 906 Certification

(1) Previously filed as an Exhibit to Form 10-SB12G, General form for registration of Securities filed on March 10, 2000. Previously filed on Form 8-K dated December 21, 2001

F1-F9: Audited Financial Statements

10.1	PRE 14C – August 11, 2003
10.2	8K – October 29, 2003
10.3	8K – November 13, 2003
10.4	S8 – November 18, 2003
10.5	8K – December 17, 2003
10.6	8K/A – February 20, 2004
10.7	DEF 14C – April 05, 2004
10.8	8K – October 14, 2004

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIO TRACKING SECURITY INC

/s/ Jean-Francois Amyot
Jean-Francois Amyot, President, CEO
Date: October 14, 2004

CHINA XIN NETWORK MEDIA CORPORATION

(A Development Stage Company)

Consolidated Financial Statements

For the Year Ended June 30, 2003 and

Cumulative Period From October 19, 2000 (Date of Inception)

to June 30, 2003

Contents
Independent Auditors’ Report	F 1
Consolidated Balance Sheet	F 2
Consolidated Statement of Operations and Comprehensive Income (Loss)	F 3
Consolidated Statement of Stockholders’ Deficiency	F 4
Consolidated Statement of Cash Flows	F 5

Consolidated Notes to Financial Statements	F6-F10

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

BIO TRACKING SECURITY INC. FORMELY CHINA XIN NETWORK MEDIA CORPORATION

I have audited the accompanying consolidated balance sheet of BIO TRACKING SECURITY INC (a development stage company) (the “Company”) as of June 30, 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficiency and cash flows for the period July 1, 2003 to June 30, 2004 and from July 1, 2002 to June 30, 2003 and cumulative period from October 19, 2000 (date of inception) to June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of the Company of June 30, 2004 and the results of its operations and cash flows for the period ended July 1, 2003 to June 30, 2004 and from July1, 2002 to June 30, 2003 and cumulative period from October 19, 2000 (date of inception) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has no established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Franco La Posta

Chartered Accountant

Montreal, Quebec

August 28, 2004

F 1

BIO TRACKING SECURITY INC AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

as at june 30, 2004

June 30, 2004 U.S. $
ASSETS

Current

Cash	10,419
R&D Refundable Tax Credits	212,308

222,727

Fixed Assets	23,105
Goodwill (Note 7)	4,762,020

5,007,852

LIABILITIES

Current

Accounts Payable and Accurals	55,000
Due to Officers and Employees	82,814

137,814

STOCKHOLDERS’ EQUITY

Common Stock - $0.001 par value, authorized 500,000 shares; 30,000,000 preferred – Issued and Oustanding 337,865,401 common shares and 0 preferred shares respectively	337,866
Paid-in Capital deficiency	6,815,147
Accumulated Deficit during the development stage	(2,282,975)

4,870,038

5,007,852

See Accompanying Notes

APPROVED ON BEHALF OF THE BOARD

                     Director

F 2

BIO TRACKING SECURITY INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	FROM July 1, 2003 - June 30, 2004	FROM July 1, 2002 - June 30, 2003	FROM Oct. 19, 2000 - June 20, 2002
	U.S. $	U.S. $	U.S. $

INCOME	—	—	34,616

EXPENSES
Selling, General and Administration Expenses	216,442	822,719	2,317,591
Amortization	2,567	—	—

Loss before Provision for Income Taxes	(219,009)	(822,719	(2,282,975)
Provision for Income Taxes	—	—	—

Comprehensive Net (Loss)	(219,009)	(822,719)	(2,282,975)

Net Loss Per Common Share	(0.00)	(0.01)	(0.02)
Fully Diluted	(0.00)	(0.01)	(0.02)

Weighted Average Number of Common Shares Outstanding	337,865,401	115,902,401

Fully Weighted Average Number of Common Shares	337,865,401	115,902,401

See Accompanying Notes

F 3

BIO TRACKING SECURITY INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM OCTOBER 19, 2000 TO JUNE 30, 2004

	SHARES	COMMON STOCK AMOUNT	US$ ADDITIONAL US$ PAID-IN CAPITAL $	US$ ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	US$ TOTAL STOCKHOLDERS’ DEFICIENCY $
Balance at June 30, 2003	115,902,401	115,903	1,011,849	(2,063,966)	(936,214)
Loss for the period July 1, 2003 – July 1, 2004				(219,009)	(219,009)
Issuance of Common Stock for debt and services	121,963,000	121,963	969,792	—	1,091,755
Issuance of Common Stock for acquisition of Bio Tracking (Notes 6 & 7)	100,000,000	100,000	4,833,506		4,933,506

Balance June 30, 2004	337,865,401	337,866	6,815,147	(2,282,975)	4,870,038

See Accompanying Notes

F 4

BIO TRACKING SECURITY INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASHFLOWS FOR THE YEAR ENDED

	From July 1, 2003 to June 30, 2004	From July 1, 2002 to June 30, 2003	Cummulative Period ended October 19, 2000 to June 30, 2004
	U.S. $	U.S. $	U.S. $
Cash Flows From Operating Activities

Net Loss	(219,009)	(827,719)	(2,282,975)
Adjustments to reconcile net loss to net
Cash used for operating activities: Depreciation	2,567	15,675	35,327
Increase in R & D refundable Taxes	(212,308)	—	(212,308)
Decrease (Increase) in recoverable use tax		5,933
(Decrease) Increase in accrued expenses (Note 5)	(305,385)	3,792	—
Decrease in accrued expenses – related parties		(9,006)
Decrease in accounts receivable		9,593
Decrease in prepaid and deposits		11,969
Increase in amounts due to officers and employees	(396,713)	479,527	82,814
Increase in Accounts Payable	55,000	—	55,000
Loss on Disposal of Capital Assets		121,563

NET CASH USED FOR OPERATING ACTIVITIES	(1,075,848)	(188,671)	(2,200,579)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Goodwill	(4,762,020)	—	(4,762,020)
Purchase of Capital Assets	(25,672)	—	(211,070)

NET CASH USED FOR INVESTING ACTIVITIES	(4,787,692)	—	(4,973,090)

CASHFLOWS FROM FINANCING ACTIVITIES

Write-off deficit to Paid-in-Capital			139,877
Write-off comprehensive income to Paid in Capital			10,807
Write-off stock subscription receivable			196,349
(Decrease) in bank indebtedness	—	(19,949)	—
Increase in short term loans	(194,788)	194,788	—
(Decrease) in loans-related party	—	(37,247)	—
(Decrease) Increase in loans payable	—	(679,190)	—
Increase in capital stock	221,963	59,026	221,963
Increase in paid-in capital	5,803,298	709,729	6,615,092

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,830,473	227,157	7,184,088

Net (Decrease) Increase in Cash	(33,067)	43,486	10,419
Cash – Beginning of Year	43,486	—	—

Cash – End of Year	10,419	43,486	10,419

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION
Cash paid during the year for:
Interest	—	—	—
Income Taxes	—	—	—

	—	—	—

See Accompanying Notes

F 5

BIO TRACKING SECURITY INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS AT JUNE 30, 2004

1.	BACKGROUND AND ORGANIZATION

China Xin Network Media Corporation (the Company) is a Florida registered company. Until October 29, 2003, the registrant was pursuing its business plan of developing a custom market research firm which would provide business intelligence to Fortune 2000 companies seeking to enter or enhance their market presence in the People’s Republic of China, with its partner, The China Economic Information Network (CEINet), an official government agency of the State Development and Planning Commission.

On October 29, 2003, the registrant announced that it would seek to mutually terminate its joint venture agreement with CEINet. The board had agreed that this decision was necessary due to CXN’s continued inability to meet its obligations under its agreement.

On December 2, 2003, the registrant concluded the acquisition of Montreal (Canada) based Bio-Tracking Security Inc. (Bio-Tracking). Under the terms of the transaction, CXN acquires 100% of the outstanding shares of Bio-Tracking in exchange for 100,000,000 shares of CXN. As a result of this transaction, Bio-Tracking is now a wholly-owned subsidiary of CXN.

Bio-Tracking of Montreal, Quebec, designs and manufactures vehicle and asset tracking and security systems, based on patented, Inertial Navigation, Biometric Fingerprint Identification and Spread Spectrum Communication technologies.

2.	ACCOUNTING POLICIES

a) Basis of Presentation

The Company is considered to be a development stage company as of June 30, 2004 since planned principal operations have not yet commenced.

b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company from October 19, 2000 and its wholly-owned subsidiary, CXN from October 19, 2000 herein after referred to together as the (“Companies”) after elimination of any significant intercompany transaction and accounts.

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

F 6

2.	Accounting Policies Cont’d…

e) Income Taxes

The Company accounts for income taxes in accordance with the “liability method” of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable income for federal, state and foreign income tax reporting purposes. As at June 30, 2004, these amounts were Nil.

f) Earnings Per Share

Earnings per common share is computed pursuant to SFAS No. 128 “Earnings Per Share”. Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock.

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

h) Fair Value Disclosure at June 30, 2004

The carrying value of recoverable use tax, accrued expenses – related party, and loans from related party is a reasonable estimate of their fair value.

i) Effect of New Accounting Standards

The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

F 7

2.	Accounting Policies Cont’d…

During June 2001, SFAS No. 141, “Business Combinations” was issued. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method – the purchase method. Use of the pooling-of-interests methods is prohibited. The provisions of SFAS141 apply to all business combinations initiated after June 30, 2001.

During June 2001, SFAS No. 142, “Goodwill” and Other Intangible Assets” was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001.

3.	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Until such time the company is raising investments capital to cover its ongoing operating costs.

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

F 8

Contingencies

On November 7, 2003, The Company entered into an agreement with 3884368 Canada Inc Under the terms of the agreement, 3884368 Canada Inc., took full responsibility to settle CXN’s total liabilities totaling $974,700 USD. CXN issued 97,470,000 shares to 3884368 Canada Inc. as settlement of debt on its balance sheet. 3884368 Canada Inc. has settled all direct liabilities including the loan outstanding made by Hugues Benoit and Peter Wood in the amount of $250,000 CND. As settlement for their claim, 3884368 Canada Inc. has transferred 4,000,000 shares to Hugues Benoit has part of the total settlement for the claim. 3884368 Canada Inc. has transferred shares to other creditors to settle any potential legal actions before they occur. Additional shares may be transferred or issued to other creditors that existed as at November 7, 2003. The debt was previously considered a contigent liability to the Company.

6.	REDUCTION OF LOAN OUTSTANDING

There were 100,000,000 restricted Shares issued on January 4, 2004 to complete the acquisition of Bio-Tracking. At which time a note for $868,569 was cancelled which was issued as collateral until the shares were ready for delivery from the transfer agent. Furthermore, the shares for the Agreement of the settlement of debts of The Company with 3884368 Canada Inc. were issued in January 2004.

7.	GOODWILL

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

Goodwill is the result of the acquisition of Bio-Tracking Security Inc. by the registrant on December 2, 2003. The closing price of the shares traded on December 2, 2003 was $0.05. The Goodwill is calculated as the excess of the fair value of the acquisition (the purchase method) over its tangible assets.

8.	Subsequent Events

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

On September 30, 2004, Mr. Jean-Francois Amyot was appointed to the Board of Directors of the Registrants and nominated as Chairman, President and CEO following the Special Shareholders meeting held in witness of the Registrant’s auditors where the holder of the majority of the outstanding shares of the common stock of the Registrant voted to remove Michael Tremis, Michael Iafigiola, Philippe Canning, Daniel Bernesi and Kerry Schacter as officers and directors of the Registrant and appoint Mr. Jean-Francois as the sole director.

The decision by the shareholder to remove the current members of the Board of Directors arose due to irresolvable differences and such action was taken in the best interest of all the shareholders of the Registrant.

On September 30, 2004, following the Special Shareholders meeting held in witness of the Registrant’s auditors where the holder of the majority of the outstanding shares of the common stock of the Registrant voted to approve a reverse split 1 for 20. The Board of Directors are currently evaluating the necessity of proceeding to restructure the capital stock of the Company.

F 9

On October 4, 2004 the Company changed its name and ticker symbol from China Xin Network Media Corporation (CXIN) to Bio Tracking Security Inc. (BTSI) to better reflect its new business model.

Management is currently reviewing potential mergers, and reverse-mergers with several companies that are complementary with the current business plan or represents an opportunity to create sustainable shareholder

Changes in Share Capital

At the time of this filing there are an estimated 337,865,401 shares outstanding. The registrant also has a commitment to issue 6,666,667 warrants exercisable at $0.03 to subscribers of a private placement of April 2003. Furthermore the original seed investors in CXN are owed 9,373,667 exercisable at $0.30. The warrants expire 2 years following their registration.

F 10

Exhibit Index

Exhibit No	Description
31	Section 302 Certification

32	Section 906 Certification