Form 10QSB
period 2004-09-30
BIO TRACKING SECURITY INC
filed 2004-11-22
CIK 1073785

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission File No. 000-29915

BIO TRACKING SECURITY INC

(Exact name of small business issuer as specified in its charter)

Florida	65-0786722
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1000 de la Gauchetiere West, Suite 2400 Montreal Quebec, CANADA H3B 4W5

(Address of principal executive offices)

Tel: (514) 448-7490 Fax: (514) 448-5101

(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

The number of shares of CHINA XIN NETWORK MEDIA CORPORATION Common Stock (Par Value $0.001) outstanding at September 30, 2004 was 337,865,401.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REVIEW ENGAGEMENT REPORT

To the Shareholders of

Bio Tracking Security Inc. formerly China Xin Network Media Corporation and Subsidiary

(A Development Stage Company)

I have reviewed the consolidated interim balance sheet of Bio Tracking Security Inc. and Subsidiary (a development stage company) as at September 30, 2004 and the consolidated interim statements of operations and comprehensive income(loss) and cash flows for the period then ended from October 19, 2000 (date of inception) to September 30, 2004. My review was made in accordance with generally accepted standards in the Unites States of America for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by the Company.

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

By:	/s/ FRANCO LAPOSTA
Franco LaPosta, CA
Chartered Accountants
Montreal, Quebec May 14, 2004

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

Unaudited

March 31, 2004
ASSETS
Current Assets:
Cash	$410
Sales Tax Receivable
R&D Refundable Tax Credits	212,308

Total current assets	212,718
Fixed Assets	21,950
Goodwill (Note 7)	4,762,020

Total assets	$4,996,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$85,000
Due to officers and employees	96,349

Total current liabilities	181,349

Stockholders’ Equity:
Common stock, $.001 par value; authorized 500,000,000 shares; 30,000,000 preferred issued and outstanding 337,865,401 shares and 0 preferred shares, respectively	337,866
Paid-in capital deficiency	6,815,147
Accumulated deficit during development stage	(2,337,674)

Total stockholders’ equity	4,815,339

Total liabilities and stockholders’ equity	$4,996,688

See notes to consolidated financial statements.

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

	For the Period July 1, 2004 Spetember 30, 2004		For the Period July 1, 2003 September 30, 2003	Cumulative Oct. 19, 2000 September 30, 2004
Sales:
Income	$		451	$34,616
Expenses:
Selling, general and administrative		$53,544	$105,856	$2,368,658
Amortization		$1,155	$—	$3,722

Loss Before Provision for Income Taxes		(54,699)	(105,405)	(2,337,674)

Provision for Income Taxes
Comprehensive Net ( Loss)		(54,699)	(105,405)	(2,337,674)

Net Loss Per Common Share		$(0.00)	(0.00)	(0.01)
Fully Diluted		$(0.00)	(0.00)	(0.01)
Weighted Average Common Shares Outstanding		337,865,401
Fully Weighted Average Common Shares Outstanding		337,865,401	76,552,155

See notes to consolidated financial statements.

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM OCTOBER 19, 2000 TO SEPTEMBER 30, 2004

Unaudited

	SHARES	COMMON STOCK AMOUNT	US$ ADDITIONAL US$ PAID-N CAPITAL	US$ ACCUMULATED DEFICIT DURING DEVELOPMENT STATE	US$ TOTAL STOCKHOLDERS DEFICIENCIES
Balance June 30, 2004	337,865,401	337,866	6,815,147	(2,282,975)	4,870,038
Loss for the Period July 1, 2004 to September 30, 2004	—	—	—	(54,699)	(54,699)

	337,865,401	337,866	6,815,147	(2,337,674)	4,815,339

See notes to consolidated financial statements.

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Unaudited

	For the Period July 1, 2004		For the Period July 1, 2003		For the Period Oct. 19, 2000
	September 30, 2004		September 30, 2003		September 30, 2004
Cash Flows from Operating Activities:
Net loss		$(54,699)	$		$(2,337,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		1,155			36,482
Depreciation and amortization
(Increase) decrease in:
R&D refundable tax credit					(212,308)
Sales tax receivable
Accrued expenses
Accrued expenses to related parties
Accounts payable		30,000			85,000
Prepaid and deposits
Amounts due to officers		135,505			96,349
Amounts due to officers and Employees
Loss on disposal of assets					121,563

Net cash and cash equivalents provided by (used in) operating activities		(10,009)			(2,210,588)

Cash Flows from Investing Activities:
Purchase of Goodwill	$		$		$(4,762,020)
Purchase of Capital Assets					(211,070)

Net Cash Used For Investing Activities	$				$(4,973,090)

Cash Flows from Financing Activities:
Write-off deficit to Paid-in-Capital	$		$		$139,877
Write-off comprehensive income to Paid Capital					10,807
Write-off stock subscription receivable					196,349
Decrease in short term loans
(Decrease) in loans-related party
(Decrease) Increase in loans payable (Note 6)		(868,579)		(643,892)
Increase in capital stock		197,480		35,483	221,963
Increase in paid-in capital				608,409	6,615,092

Net Cash from Financing Activities					7,184,088

Net (Decrease) Increase in Cash		(10,009)		(299)	410
Cash - Beginning of Period		10,419		469

Cash - End of Period		410		170	410

Supplemental Disclosure of Non-Cash Flow Information:
Cash paid during the year for::
Interest
Income Taxes

See notes to consolidated financial statements.

CHINA XIN NETWORK MEDIA CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

September 30, 2004

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

On October 29, 2003 the registrant announced that it would be seeking to mutually terminate its joint venture agreement with CEINet. The board had agreed that this decision was necessary, due to CXN’s continued inability to meet its obligations under its agreement.

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

2. Accounting Policies

a) Basis of Presentation The Company is considered to be a development stage company as of September 30, 2004 since planned principal operations have not yet commenced.

b) Principles of Consolidation The accompanying consolidated financial statements include the accounts of the Company from October 19, 2000 and its wholly-owned subsidiary, CXN from October 19, 2000 herein after referred to together as the ( “Companies “) after elimination of any significant intercompany transaction and accounts.

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

f) Earnings Per Share Earnings per common share is computed pursuant to SFAS No. 128 Earnings Per Share. Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issueable through stock options, warrants and convertible preferred stock.

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

6 . Goodwill

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

7 . Subsequent Events

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

On September 30, 2004, following the Special Shareholders meeting held in witness of the Registrant’s auditors where the holder of the majority of the outstanding shares of the common stock of the Registrant voted to approve a reverse split 1 for 20. The Board of Directors are currently evaluating the necessity of proceeding to restructure the capital stock of the Company. As at the Statement date, the company has received no claims by the previous board of directors nor officers nor has the company pursued any claims against the previous board of directors and officers.

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

Forward-Looking Statements

Except for historical and factual information, this document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, such as predictions of future financial performance. All forward-looking statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to numerous risks and uncertainties, many of which are beyond our control, including our ability to maintain key products’ sales or effectively react to other risks described from time to time in our SEC filings. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The company is currently reviewing the viability of its current operations and is exploring the opportunity to merge with a viable business in the field of Voice Over IP and or with one company in the field of pharmaceuticals.

Operations

The registrant operates a very limited operation due to the lack of funding and the company is currently reviewing the viability of its current operations and is exploring the opportunity to merge with a viable business in the field of Voice Over IP and or with one company in the field of pharmaceuticals.

Capital Needs

Bio Tracking anticipates that it will be required to raise an additional $4 million to fund the current plan of growth and existing operations through June 30, 2005. The principal source of capital has been equity financing from investors and founders. Meeting the future financing requirements is dependent on access to equity capital markets. Bio Tracking may not be able to raise additional equity when required or may have to borrow on terms that may be dilutive to existing shareholders.

Results of Operations

	Three Months Ended September 30, 2004
	2004		2003	% Change
Sales General & Administrative		$53,544
Total	$		$

	Three Months Ended
	March 31, 2004	December 31, 2003	% Change
Total Liabilities	$181,349	$1,345,419

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports of Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 2004, for which this report is filed.

BIO TRACKING SECURITY INC.

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

November 22, 2004	/s/ Jean-Francois Amyot
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

November 22, 2004	/s/ Jean-Francois Amyot
Chief Accounting Officer (PRINCIPAL ACCOUNTING OFFICER)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.