Form 10QSB
period 2004-12-31
BIO TRACKING SECURITY INC
filed 2005-10-06
CIK 1073785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to___________
Commission file number: 000-29915

BIO TRACKING SECURITY, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0786722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Place Ville Marie, Suite 2821, Montreal, Quebec, Canada	H3B 4R4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 514-448-6710

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 337,865,401 shares of common stock, $0.001 par value, as of October 6, 2005.

BIO TRACKING SECURITY, INC.

Table of Contents

Description	Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated interim balance sheets at December 31, 2005 (unaudited)	F-1

Consolidated interim statements of operations and comprehensive income (loss) for the three months ended December 31, 2005 and 2004 and from inception to December 31, 2004 (unaudited)	F-2

Consolidated interim statements of stockholders deficiency from inception to December 31, 2004 (unaudited)	F-3

Consolidated interim statements of cash flows for the three months ended December 31, 2005 and 2004 and from inception to December 31, 2004 (unaudited)	F-4

Notes to consolidated condensed financial statements for the three months ended June 30, 2005 and 2004 (unaudited)	F-5

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	1

Item 3. Controls and Procedures	3

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3. Defaults Upon Senior Securities	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits and Reports on Form 8-K	4

SIGNATURES	5

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM BALANCE SHEET
(UNAUDITED)

DECEMBER 31, 2004
U.S. $
ASSETS

CURRENT ASSETS
Cash	271
R&D Refundable Tax Credits	212,308

Total Current Assets	212,579
Fixed Assets	20,850
Goodwill (Note 7)	4,762,020

Total Assets	4,995,449

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	85,000
Due to Officers and Employees	98,274

Total Current Liabilities	183,274

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; authorized 500,000,000 shares;30,000,00 preferred issued and outstanding 337,865,401 shares	337,866
Paid-in capital	6,815,147
Accumulated deficit during development stage	(2,340,838)

Total Stockholders Equity	4,812,175

Total Liabilities and Stockholders' Equity	4,995,449
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE PERIOD OCT. 1, 2004 DECEMBER 31, 2004	FOR THE PERIOD OCT. 1, 2003 DECEMBER 31, 2003	FOR THE PERIOD OCT. 19, 2000 DECEMBER 31, 2004
	U.S.$	U.S.$	U.S.$
Sales:
Income	--	--	34,616
Expenses

Selling, general and administrative	2,064	76,892	2,370,722
Amortization	1,100	--	4,822

Loss before Provision for Income Taxes	(3,164)	(76,892)	(2,340,928)

Provision for Income Taxes
Comprehensive Net (Loss)	(3,164)	(76,892)	(2,340,928)

Net Loss Per Common Share	(0.00)	(0.00)	(0.01)
Fully Diluted	(0.00)	(0.00)	(0.01)
Weighted Average Common Shares
Outstanding	337,865,401	140,395,401	337,865,401
Fully Weighted Average Common
Shares Outstanding	353,905,735	156,435,735	353,905,735
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM OCTOBER 19, 2000 TO DECEMBER 31, 2004
(UNAUDITED)

Shares	US$ Common Stock Amount	US$ Additional Paid-N- Capital	US$ Accumulated Deficit During Development State	US$ Total Stockholders Deficiencies

Balance June 30, 2004	337,865,401	337,866	6,815,147	(2,282,975)	4,870,038
Loss for the Period July 1, 2004 to December 31, 2004	--	--	--	(57,863)	(57,863)

	337,865,401	337,866	6,815,147	(2,340,838)	4,812,175

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE PERIOD OCT. 1, 2004 DECEMBER 31, 2004	FOR THE PERIOD OCT. 1, 2003 DECEMBER 31, 2003	FOR THE PERIOD OCT. 19, 2000 DECEMBER 31, 2004
U.S.$	U.S.$	U.S.$

Cash Flows from Operating Activities:
Net Loss	(3,164)	(76,892)	(2,340,828)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities	--	--	--
Depreciation and amortization	1,100	--	37,572
(Increase) decrease in:	--	--	--
R&D refundable tax credit	--	(212,308)	(212,308)
Sales tax receivable	--	(6,388)
Accounts payable	--	(2,513)	85,000
Amounts due to officers	--	(305,559)	98,274
Amounts due officers and Employees	1,925	--	--
Loss on disposal of assets	--	--	121,563

Net Cash and Cash Equivalents Provided by (Used in) Operating Activities	(139)	(603,660)	(2,210,727)

Cash Flows from Investing Activities
Purchase of Goodwill	--	(200,000)	(4,762,020)
Purchase of Capital Assets	--	(25,672)	(211,070)

Net Cash Used for Investing Activities	--	(225,672)	(4,973,090)

Cash Flows from Financing Activities:
Write-off deficit to Paid-in-Capital	--	--	139,877
Write-off comprehensive income to Paid Capital	--	--	10,807
Write-off stock subscription receivable	--	--	196,349
Decrease in short term loans	--	(194,788)	--
(Decrease) Increase in loans payable	--	868,579	--
Increase in capital stock	--	24,493	221,963
Increase in paid-in capital	--	92,562	6,615,092

Net Cash from Financing Activities	--	790,846	7,184,088

Net (Decrease) Increase in Cash	(139)	(38,486)	271
Cash - Beginning of Period	410	43,486	--

Cash - End of Period	271	5,000	271

Supplemental Disclosure of Non-Cash Flow Information:
Cash paid during the Year for:
Interest	--	--	--
Income Taxes	--	--	--

	--	--	--
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As At December 31, 2004

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

2.    ACCOUNTING POLICIES

a) Basis of Presentation

The Company is considered to be a development stage company as of December 31, 2004 since planned principal operations have not yet commenced.

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

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As At December 31, 2004

Income Taxes

The Company accounts for income taxes in accordance with the “liability method” of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable income for federal, state and foreign income tax reporting purposes. As at December 31, 2004, these amounts were Nil.

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

h) Fair Value Disclosure at December 31, 2004

The carrying value of cash, refundable tax credits, accounts payable and due to officers and employees are a reasonable estimate of their fair value.

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

During June 2001, SFAS No. 142, “Goodwill” and Other Intangible Assets” was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As At December 31, 2004

i) Effect of New Accounting Standards - Cont’d

accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001.

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

Contingencies

On November 7, 2003, the Company entered into an agreement with 3884368 Canada Inc., one of its major shareholders controlled by Jean-Francois Amyot. Under the terms of the agreement, 3884368 Canada Inc., took full responsibility to settle CXN’s total liabilities totaling $974,700 USD. CXN issued 97,470,000 shares to 3884368 Canada Inc. as settlement of debt on its balance sheet. The debt is considered as a contingency to CXN until all outstanding claims are settled.

6.    REDUCTION OF LOAN OUTSTANDING

There were 100,000,000 restricted Shares issued on January 4, 2004 to complete the acquisition of Bio-Tracking. At which time a note for $868,569 was cancelled which was issued as collateral until the shares were ready for delivery from the transfer agent. Furthermore, the shares for the Agreement of the settlement of debts of CXN with 3884368 Canada Inc. were issued in January 2004.

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As At December 31, 2004

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

On September 30, 2004, Mr. Jean-Francois Amyot was appointed to the Board of Directors of the Registrants and nominated as Chairman President and CEO following the Special Shareholders meeting held in witness of the Registrant’s auditors where the holder of the majority of the outstanding shares of the common stock of the Registrant voted to remove Michael Tremis, Michael Iafigiola, Philippe Canning, Daniel Bernesi and Kerry Schacter as officers and directors of the Registrant and appoint Mr. Jean-Francois as the sole director.

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

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As At December 31, 2004

Changes in Share Capital

At the time of this filing there are an estimated 337,865,401 shares outstanding. The registrant also has a commitment to issue 6,666,667 warrants exercisable at $0.03 to subscribers of a private placement of April 2003. Furthermore the original seed investors in CXN are owed 9,373,667 exercisable at $0.30. The warrants expire 2 years following their registration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the company with the Securities and Exchange Commission, in the company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical nor current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Without limiting the generality of the foregoing, words such as "may,"  "will,"  "expect,"  "believe,"  "anticipate,"  "intend,"  "could,"  "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the our actual results and could cause the our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us; (ii) lack or resources to maintain the company's good standing status and requisite filings with the Securities and Exchange Commission; (iii) history of operating losses and accumulated deficit; (iv) possible need for additional financing; and (v) other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and their explanatory notes included in the report.

Summary

Bio-Tracking Security Inc. (f/k/a China Xin Network Media Corporation) (the “Company”) is a Florida registered company. Until October 29, 2003, the Company was pursuing its business plan of developing a custom market research firm which would provide business intelligence to Fortune 2000 companies seeking to enter or enhance their market presence in the People’s Republic of China, with its partner, The China Economic Information Network (CEINet), an official government agency of the State Development and Planning Commission.

On October 29, 2003, the Company announced that it would seek to mutually terminate its joint venture agreement with CEINet. The board of directors of the Company had agreed that this decision was necessary due to CXN’s continued inability to meet its obligations under its agreement.

On December 2, 2003, the Company concluded the acquisition of Montreal (Canada) based Bio-Tracking Security Inc. (Bio-Tracking). Under the terms of the transaction, the Company acquired 100% of the outstanding shares of Bio-Tracking in exchange for 100,000,000 shares of the Company.

History and Development of Bio-Tracking Security Systems, Inc.

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

On June 15, 2005, we completed our acquisition of Nord Oil, Inc., a Delaware corporation, pursuant to a Share Exchange Agreement.

Operations

As of December 31, 2005, we operated a very limited operation due to the lack of funding and management was reviewing their viability of their current operations. Subsequently, on June 15, 2005, we completed our acquisition of Nord Oil, Inc., a Delaware corporation, pursuant to a Share Exchange Agreement.

Capital Needs

We anticipate that we will be required to raise additional funds to provide for the current plan of growth and existing operations through June 30, 2005. The principal source of capital has been equity financing from investors and founders. Meeting the future financing requirements is dependent on access to equity capital markets. We may not be able to raise additional equity when required or may have to borrow on terms that may be dilutive to existing shareholders.

Results of Operations

FOR THE PERIOD OCT. 1, 2004 DECEMBER 31, 2004	FOR THE PERIOD OCT. 1, 2003 DECEMBER 31, 2003	FOR THE PERIOD OCT. 19, 2000 DECEMBER 31, 2004
U.S.$	U.S.$	U.S.$

Sales:
Income	--	--	34,616
Expenses

Selling, general and administrative	2,064	76,892	2,370,722
Amortization	1,100	--	4,822

Loss before Provision for Income Taxes	(3,164)	(76,892)	(2,340,928)

Provision for Income Taxes
Comprehensive Net (Loss)	(3,164)	(76,892)	(2,340,928)

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

The Company’s independent accountants are including a “going concern” paragraph in their accountants’ report accompanying these financial statements that cautions the users of the Company’s financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

Liquidity and Capital Resources

The Company has historically satisfied its operating cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding, the issuance of convertible debt and warrants, operating cash flow and cash funding from related parties, as required.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to him by others within those entities.

(b) Changes in internal controls. There were no changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

31.1  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2  Certification of Principal and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1  Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2  Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-TRACKING SECURITY SYSTEMS, INC.

Date: October 6, 2005	By:	/s/ Jean-Francois Amyot
Name: Jean-Francois Amyot
Title: Chief Executive Officer (Principal Executive Officer)

Date: October 6, 2005	By:	/s/ Jean-Francois Amyot
Name: Jean-Francois Amyot
Title: Chief Accounting Officer (Principal Accounting Officer)