Form 10QSB
period 2005-03-31
BIO TRACKING SECURITY INC
filed 2005-10-06
CIK 1073785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM BALANCE SHEET
(UNAUDITED)

MARCH 31, 2005
U.S. $
ASSETS
CURRENT ASSETS
Cash	58
R&D Refundable Tax Credits	212,308

Total Current Assets	212,366

Fixed Assets	19,750
Goodwill (Note 7)	4,762,020

Total Assets	4,994,136

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	85,000
Due to Officers and Employees	98,274

Total Current Liabilities	183,274

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; authorized 500,000,000 shares;30,000,000 preferred issued and outstanding 337,865,401 shares	337,866
Paid-in capital	6,815,147
Accumulated deficit during development stage	(2,342,151)

Total Stockholders Equity	4,810,862

Total Liabilities and Stockholders' Equity	4,994,136
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE PERIOD JANUARY 1, 2005 MARCH 31, 2005	FOR THE PERIOD JANUARY 1, 2004 MARCH 31, 2004	FOR THE PERIOD OCT. 19, 2000 MARCH 31, 2005
	U.S.$	U.S.$	U.S.$

Sales
Income	--	--	34,616

Expenses

Selling, general and administrative	1,313	50,002	(2,226,789)

Loss before Provision for Income Taxes	1,313	(50,002)	(2,192,173)

Provision for Income Taxes	--	--	--

Comprehensive Net (Loss)	(1,313)	(50,002)	(2,192,173)

Net Loss Per Common Share	(0.00)	(0.00)	(0.00)
Fully Diluted	(0.00)	(0.00)	(0.00)
Weighted Average Common Shares
Outstanding	337,865,401	337,865,401	337,865,401
Fully Weighted Average Common
Shares Outstanding	353,905,735	353,905,735	353,905,735
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM OCTOBER 19, 2000 TO MARCH 31, 2005

Shares	US$ Common Stock Amount	US$ Additional Paid-N- Capital	US$ Accumulated Deficit During Development State	US$ Total Stockholders Deficiencies

Balance June 30, 2004	337,865,401	337,866	6,815,147	(2,282,975)	4,870,038
Loss for the Period July 1, 2004 to March 31, 2005	--	--	--	(59,176)	(59,176)

Balance March 31, 2005	337,865,401	337,866	6,815,147	(2,342,151)	4,810,862

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2005 MARCH 31, 2005	FOR THE PERIOD JANUARY 1, 2004 MARCH 31, 2004	FOR THE PERIOD OCT. 19, 2000 MARCH 31, 2005
U.S.$	U.S.$	U.S.$
Cash Flows from Operating Activities:
Net Loss	(1,313)	(50,002)	(2,342,151)
Adjustments to reconcile net loss to net
cash used for operating activities:
Depreciation and amortization	1,100	--	38,682
R&D Refundable Tax Credit	--	--	(212,308)
Sales tax receivable	--	6,388	--
Accounts payable	--	(402872)	85,000
Amounts due to officers	--	35,505	98,274
Loss on Disposal of Assets	--	--	121,563

Net Cash and Cash Equivalents Provided by (Used in) Operating Activities	(213)	(210,981)	(2,210,940)

Cash Flows from Investing Activities
Purchase of Goodwill	--	(4,562,020)	(4,762,020)
Purchase of Capital Assets	--	--	(211,070)

Net Cash Used for Investing Activities	--	(4,562,020)	(4,973,090)

Cash Flows from Financing Activities:
Write-off deficit to Paid-in-Capital	--	--	139,877
Write-off comprehensive income to Paid Capital	--	--	10,807
Write-off stock subscription receivable	--	--	196,349
Decrease in short term loans	--	--	--
(Decrease) in loans-related party	--	--	--
(Decrease) Increase in loans payable (Note 7)	--	(868,579)	--
Increase in capital stock	--	197,480	221,963
Increase in paid-in capital	--	5,439,716	6,615,092

Net Cash from Financing Activities	--	4,768,617	7,184,088

Net (Decrease) Increase in Cash	(213)	(4,384)	58
Cash - Beginning of Period	271	5,000	--

Cash - End of Period	58	616	58

Supplemental Disclosure of Non-Cash Flow Information:
Cash paid during the Year for:
Interest	--	--	--
Income Taxes	--	--	--

	--	--	--
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AS AT MARCH 31, 2005

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

2.    ACCOUNTING POLICIES

a) Basis of Presentation

The Company is considered to be a development stage company as of March 31, 2005 since planned principal operations have not yet commenced.

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

BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AS AT MARCH 31, 2005

Income Taxes

The Company accounts for income taxes in accordance with the “liability method” of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable income for federal, state and foreign income tax reporting purposes. As at March 31, 2005, these amounts were Nil.

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

h) Fair Value Disclosure at March 31, 2005

The carrying value of cash, R&D refundable tax credits, accounts payable and due to officers and employees are a reasonable estimate of their fair value.

i) Effect of New Accounting Standards

The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

During June 2001, SFAS No. 141, “Business Combinations” was issued. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method -the purchase method. Use of the pooling-of-interests methods is prohibited. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001.

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
AS AT MARCH 31, 2005

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
AS AT MARCH 31, 2005

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
AS AT MARCH 31, 2005

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

On June 15, 2005, we completed our acquisition of Nord Oil, Inc., a Delaware corporation, pursuant to a Share Exchange Agreement.

 Operations

As of March 31, 2005, we operated a very limited operation due to the lack of funding and management was reviewing their viability of their current operations. Subsequently, on June 15, 2005, we completed our acquisition of Nord Oil, Inc., a Delaware corporation, pursuant to a Share Exchange Agreement.

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

Results of Operations

	FOR THE PERIOD JANUARY 1, 2005 MARCH 31, 2005	FOR THE PERIOD JANUARY 1, 2004 MARCH 31, 2004	FOR THE PERIOD OCT. 19, 2000 MARCH 31, 2005
	U.S.$	U.S.$	U.S.$

Sales
Income	--	--	34,616

Expenses

Selling, general and administrative	1,313	50,002	(2,226,789)

Loss before Provision for Income Taxes	1,313	(50,002)	(2,192,173)

Provision for Income Taxes	--	--	--

Comprehensive Net (Loss)	(1,313)	(50,002)	(2,192,173)

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