Form 10KSB
period 2005-06-30
BIO TRACKING SECURITY INC
filed 2005-10-17
CIK 1073785

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

Commission File Number: 000-29915

BIO TRACKING SECURITY, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0786722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Place Ville Marie, Suite 2821, Montreal, Quebec, Canada	H3B 4R4
(Address of principal executive offices)	(Zip Code)

514-448-6710
Registrant’s telephone number, including area code

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. ☐

State issuer’s revenues for its most recent fiscal year: $2,078,527.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $5,205,173. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of June 30, 2005, was 347,865,401.

Transitional Small Business Disclosure Format:

Yes ☐  No ☒

BIO TRACKING SECURITY, INC.
Report on Form 10-KSB
For the Fiscal Year Ended June 30, 2005

TABLE OF CONTENTS

		PAGE
	PART I

Item 1.	Description of Business	1
Item 2.	Description of Property	2
Item 3.	Legal Proceedings	2
Item 4.	Submission of Matters to Vote of Security Holders	2

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
	and Small Business Issuer Purchases of Equity Securities	3
Item 6.	Management’s Discussion and Analysis or Plan of Operation	5
Item 7.	Financial Statements	8
Item 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	8
Item 8A.	Controls and Procedures	8
Item 8B.	Other Information	9

	PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	10
Item 10.	Executive Compensation	12
Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	13
Item 12.	Certain Relationships and Related Transactions	14
Item 13.	Exhibits	15
Item 14	Principal Accountant Fees and Services	15

Signatures		17

Forward-Looking Statements

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

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

On June 15, 2005, we completed our acquisition of Nord Oil Product, Inc., a Delaware corporation, pursuant to a Share Exchange Agreement. Nord Oil Product , LLC is engaged in wholesale realization of mineral oil and retail trade in food stuffs in Samara region and in Moscow, Russia.

EMPLOYEES

As of October 17, 2005, we have no employees.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real property. Our headquarters are in Montreal Quebec. Our Chief Executive Officer, Jean-Francois Amyot, permits us to use his office without rent.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company common stock was traded on the Bulletin Board. As of October 18, 2004, the company’s trading symbol, for its common equity shares changed to BTSI. Prior to that time the trading symbol of the company was CXIN. The following table sets forth high and low bid prices of the its common stock for years ended December 31, 2003 and December 31, 2004 as follows:

	High Bid	Low Bid

2003
Q1 Jul. 1, 2002 - Sept. 30, 2002	0.110	0.017
Q2 Oct. 1, 2002 - Dec. 31, 2002	0.080	0.017
Q3 Jan. 2, 2003 - Mar. 31, 2003	0.190	0.041
Q4 Apr. 1, 2003 - Jun. 30, 2003	0.075	0.032

2004
Q1 Jul. 1, 2003 - Sept. 30, 2003	0.068	0.020
Q2 Oct. 1, 2003 - Dec. 31, 2003	0.11	0.012
Q3 Jan. 2, 2004 - Mar. 31, 2004	0.087	0.035
Q4 Apr. 1, 2004 - Jun. 30, 2004	0.059	0.024

2005
Q1 Jul. 1, 2004 - Sept. 30, 2004	0.10	0.10
Q2 Oct. 1, 2004 - Dec. 31, 2004	0.10	0.010
Q3 Jan. 2, 2005 - Mar. 31, 2005	0.07	0.07
Q4 Apr. 1, 2005 - Jun. 30, 2005	0.04	0.04

The Company shares currently trade on the “pink sheets” under the symbol “BTSI.PK”.   Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions.

Because of recent changes in the rules and regulations governing the trading of small issuers securities, the Company's securities are presently classified as "Penny Stock," which classification places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to interest any broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on NASDAQ at which time market makers may trade its securities without complying with the stringent requirements. The existence of market quotations should not be considered evidence of the established public trading market." The public trading market is presently limited as to number of market markers in Company stock and the number of states within which it s stock is permitted to be traded.

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future.

Holders

As of June 30, 2005, there were approximately 5,000 holders of record of the Company's common stock based on information provided by our transfer agent.

Dividends

To date, the Company has not paid any dividends on its common stock and does not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

Recent Issuances of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities of the Company without registration within the past three fiscal years.

There were 100,000,000 restricted Shares issued on January 4, 2004 to complete the acquisition of Bio-Tracking. At which time a note for $868,569 was cancelled which was issued as collateral until the shares were ready for delivery from the transfer agent. Furthermore, the shares for the Agreement of the settlement of debts of CXN with 3884368 Canada Inc. were issued in January 2004. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions.

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

On June 15, 2005, we completed our acquisition of Nord Oil Product, Inc., a Delaware corporation, pursuant to a Share Exchange Agreement. Nord Oil Product , LLC is engaged in wholesale realization of mineral oil and retail trade in food stuffs in Samara region and in Moscow, Russia.

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

 Results of Operations

	For the Period	For the Period	For the Period
	July 1, 2004	July 1, 2003	Oct. 19, 2000
	June 30, 2005	June 30,2004	June 30, 2005
	U.S.$	U.S.$	U.S.$

Sales
Income	-	-	34,616

Expenses
Selling, general and administrative	55,887	216,442	2,338,241
Amortization	4,455	2,567	39,692

Loss before Provision for Income Taxes	60,342	(219,009)	(2,343,317)

Provision for Income Taxes	-	-	-

Comprehensive Net (Loss)	(60,342)	(219,009)	(2,343,317)

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

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A  CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d- 14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended June 30, 2005 and the term of office of each director of the Company.

Name	Age	Position

Jean-Francois Amyot	33	Chief Executive Officer

Jean-Francois Amyot. Mr. Amyot is the Senior General Partner at Finkelstein Capital, a Mergers & Acquisition consulting firm specializing in the smallcap market. Prior to becoming Senior Partners of Finkelstein Capital, Mr. Amyot served as Chairman and was the President and Chief Executive Officer of publicly traded China Xin Network Media Corporation for over 2 years and he established several joint ventures with the State Development Corporation (Industry Canada Equivalent). Prior to China Xin Network Media Corporation, Mr. Amyot founded Options Management Services a consulting firm specializing in international business development strategies and implementation of tactical sales force to the financial information industry. Mr. Amyot served as President of Options Management Services for seven (7) years and throughout those seven (7) years, the company supplied services to the leading information providers such as Reuters, Standard & Poors, Market Communication Group, Starfish Systems and the MarketNet Group. These services enabled clients to increase sales while reducing overall costs associated with a dedicated sales force.

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. The Board of Directors met two times in fiscal 2005. The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such officers, directors and 10% shareholders are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2005, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Business Conduct is filed as Exhibit 14.1 to this Annual Report on Form 10-KSB for June 30, 2005.

ITEM 10.  EXECUTIVE COMPENSATION.

A.  Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2005, the end of our last completed fiscal year):

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation

Jean-Francois Amyot, CEO	2003	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-
	2005	-	-	-	-	-	-	-

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended June 30, 2005.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

We currently have three directors. We do not currently provide our directors with compensation, although we do reimburse their expenses. No additional amounts are payable to the Company's directors for committee participation or special assignments. There are no other arrangements pursuant to which any director was compensated during the Company's last completed fiscal year for any service provided as director.

Employment Agreements

The Company does not have any written employment agreements with any of its executive officers.

The Company's Board of Directors has complete discretion as to the appropriateness of (a) key-man life insurance, (b) obtaining officer and director liability insurance, (c) employment contracts with and compensation of executive officers and directors, (d) indemnification contracts, and (e) incentive plan to award executive officers and key employees.

The Company's Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of the Company. The goals of the Company are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company intends to provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied into performance, incentive bonuses may be available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants.

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended June 30, 2005.

Employee Benefit and Consulting Services Compensation Plan

As of June 30, 2005, the Company did not have a formal Employee Benefit and Consulting Services Compensation Plan in effect.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the common stock as of October 5, 2005, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Name	Shares of Common Stock	Percentage Owned(1)

Jean-Francois Amyot 1 Place Ville Marie, Suite 2821, Montreal, Quebec, CanadaH3B 4R4	15,000	*
All Directors and Executive Officers and 5% shareholders as a Group (1 person)	15,000	*
Daniel Bernesi	32,000,000	9.2%
CEINET Data Co Ltd	35,933,044	10.3%
Todd Fraser	30,000,000	8.6%

* less than 1%
(1) Based on total issued and outstanding shares of 347,865,401 plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as noted above, no related party had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	Any of our promoters;

•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.  EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (1)
3.1	Amendments to the Articles of Incorporation (1)
3.2	By-Laws of the Company (1)
14.1	Code of Ethics adopted September 30, 2004(Filed herewith).
23.	Consent of Independent Auditors (filed herewith)
31.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.1	Certification by the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.1	U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.2	Certification by the Corporation's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

(1) Previously filed as an Exhibit to Form 10-SB12G, General form for registration of Securities filed on March 10, 2000. Previously filed on Form 8-K dated December 21, 2001

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended June 30, 2005

Audit Fees:   The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2005 was $10,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2005 were $10,000.

TAX FEES

The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related tax compliance services in fiscal year ended June 30, 200 was $10,000.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2005 was $10,000

Year ended June 30, 2004

Audit Fees:   The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2004 was $10,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2004 were $10,000.00.

TAX FEES

The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related tax compliance services in fiscal year ended June 30, 2004 was $10,000.00.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended June 30, 2004 was $10,000.00.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended June 30, 2005 by RSM-TOP-Audit LLC is compatible with maintaining RSM-TOP-Audit LLC.

AUDITOR'S TIME ON TASK

All of the work expended by RSM-TOP-Audit LLC on our June 30, 2005 audit was attributed to work performed by RSM-TOP-Audit LLC’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-TRACKING SECURITY SYSTEMS, INC.

Date: October 18, 2005	By:	/s/ Jean-Francois Amyot
Jean-Francois Amyot
Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jean-Francois Amyot	Chief Executive Officer and Director	October 18, 2005
Jean-Francois Amyot

BIO-TRACKING SECURITY SYSTEMS, INC.

FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that BIO-TRACKING SECURITY SYSTEMS, INC. (BIO) filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with BIO, employees may be called upon to provide information to assure that BIO's public reports are complete, fair, and understandable. BIO expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to BIO's public disclosure requirements.

BIO's Finance Department bears a special responsibility for promoting integrity throughout BIO, with responsibilities to stakeholders both inside and outside of BIO. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout BIO as a whole that ensures the fair and timely reporting of BIO's financial results and conditions. Because of this special role, the CEO, CFO, and all members of BIO's Finance Department are bound by BIO's Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

- Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

- Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that BIO files with, or submits to, government agencies and in other public communications.

- Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

- Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

- Respect the confidentiality of information acquired in the course of one's work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one's work will not be used for personal advantage.

- Share job knowledge and maintain skills important and relevant to stakeholders needs.

- Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.

- Achieve responsible use of, and control over, all BIO assets and resources employed by, or entrusted to yourself, and your department.

- Receive the full and active support and cooperation of BIO's Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

- Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of BIO's Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.

RSM TOP-AUDIT
Pokrovka str. 43, bldg.1, Moscow, 103062, Russia
Telephone: +7(095) 916-0911		Fax: +7(095) 917-8789
+7(095) 917-8789
________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of BIO TRACKING SECURITY INC. (FORMERLY CHINA XIN NETWORK MEDIA CORPORATION) AND NORD OIL PRODUCT AND SUBSIDIARY (a development stage company) (the "Company") as of June 30, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for the period July 1, 2004 to June 30, 2005 and from July 1, 2003 to June 30, 2004 and cumulative period from October 19, 2000 (date of inception) to June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of the Company of June 30, 2005 and the results of its operations and cash flows for the period ended July 1, 2004 to June 30, 2005 and from July 1, 2003 to June 30, 2004 and cumulative period from October 19, 2000 (date of inception) to June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

[SEAL]

PSM TOP AUDIT
______________________________ Lerner R.M.
RSM TOP-AUDIT

Bio Tracking Security Inc. (Formerly China Xin Network Media Corporation) and Nord Oil Product and subsidiary
(A Development Stage Company)

Consolidated Balance Sheet
June 30, 2005
U.S.$
ASSETS

Current Assets
Cash	144,533
R&D Refundable Tax Credits	823,027

Total Current Assets	967,560

Fixed Assets	10,556,530
Goodwill (Note 7)	4,762,020

Total Assets	16,286,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	10,845,696
Due to Officers and Employees	375,122

Total Current Liabilities	11,220,818

Stockholders’ equity:
Common stock, $0.001 par value; authorized 500,000,000 shares;30,000,000 preferred issued
and outstanding 337,865,401 shares	337,866
Paid-in capital	6,816,228
Accumulated deficit during development stage	(2,088,802)

Total Stockholders Equity	5,065,292

Total Liabilities and Stockholders’ Equity	16,286,110
see notes to consolidated financial statements

Bio Tracking Security Inc. (Formerly China Xin Network Media Corporation) and Nord Oil Product and subsidiary
(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Period	For the Period	For the Period
	July 1, 2004	July 1, 2003	Oct. 19, 2000
	June 30, 2005	June 30,2004	June 30, 2005
	U.S.$	U.S.$	U.S.$
Sales
Income	2,078,527	1,336,250	3,414,777
Expenses	1,413,398	911,423	1,647,061

Selling, general and administrative	513,162	510,016	2,861,197
Amortization	1,492,131	725,567	2,408,507

Loss before Provision for Income Taxes	(1,340,164)	(810,756)	(3,501,988)

Provision for Income Taxes	58,352	27,352	71,927

Comprehensive Net (Loss)	(1,398,516)	(838,108)	(3,573,915)

Net Loss Per Common Share	(0.00)	(0.00)	(0.00)
Fully Diluted	(0.00)	(0.00)	(0.00)
Weighted Average Common Shares
Outstanding	337,865,401	242,919,675	337,865,401
Fully Weighted Average Common
Shares Outstanding	353,905,735	258,960,009	353,905,735

Bio Tracking Security Inc. (Formerly China Xin Network Media Corporation) and Nord Oil Product and subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficiency
For the Period From October 19, 2000 to June 30, 2005

		US$	US$	US$	US$
		Common	Additional	Accumulated	Stockholders
		Stock Amount	Paid-In- Capital	Deficit During	Deficiencies
	Shares			Development State

Balance June 30, 2004	337,865,401	337,866	6,816,228	(2,282,975)	4,871,119
Loss for the Year-
July 1, 2004 to
June 30, 2005	—	—	—	(1,398,516)	(1,398,516)

Balance June 30, 2005	337,865,401	337,866	6,816,228	(3,681,491)	3,472,603

Bio Tracking Security Inc. (Formerly China Xin Network Media Corporation) and Nord Oil Product and subsidiary
(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Period	For the Period	For the Period
	July 1, 2004	July 1, 2003	Oct. 19, 2000
	June 30,2005	June 30,2004	June 30,2005
	U.S.$	U.S.$	U.S.$

Cash Flows from Operating Activities:
Net Loss	(1,398,516)	(838,108)	(3,573,915)
Adjustments to reconcile net loss to net
cash used for operating activities: Depreciation	1,492,131	725,567	2,408,507
Increase in R&D Refundable Taxes	—	—	(212,308)
(Decrease) Increase in Accrued expenses	—	(305,385)	—
Increase in amounts due to officers and Employees	15,460	(396,713)	98,274
Increase in Accounts Payable	30,000	55,000	856,000
Loss on Disposal of Capital Assets	—	—	121,563

Net cash used for operating activities	139,075	(759,639)	(89,571)

Cash Flows from Investing Activities
Purchase of Goodwill	—	(4,762,020)	(4,762,020)
Purchase of Capital Assets	(3,000,000)	(25,672)	(9,303,738)

Net Cash Used for Investing Activities	(3,000,000)	(4,787,692)	(14,065,758)

Cash Flows from Financing Activities:
Write-off deficit to Paid-in-Capital	—	—	139,877
Write-off comprehensive income to Paid Capital	—	—	10,807
Write-off stock subscription receivable	—	—	196,349
(Decrease) Increase in short term loans	3,051,814	(194,788)	7,115,774
Increase in capital stock	—	221,963	221,963
Increase in paid-in capital	—	5,803,298	6,615,092

Net cash from Financing Activities	3,051,814	5,830,473	14,299,862

Net (Decrease) Increase in Cash	190,889	(33,067)	—
Cash- Beginning of Year	10,419	43,486	—

Cash - End of Year	201,308	10,419	144,533

Supplemental Disclosure of Non-Cash Flow Information:
Cash paid during the Year for:
Interest	—	—	—
Income Taxes	—	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio Tracking Security Inc. (Formerly China Xin Network Media Corporation) and Nord Oil Product and subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements
As At June 30, 2005

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

Nord Oil Product , LLC ( the “Company”) was formed at 2003 as a limited liability company under the laws of the Russia Federation.
The founders are the following individuals:
- Armenak A. Safarov - the citizen of Russia;
- Michael A. Jalovian - the citizen of Russia;
- Arsen A. Kazanjiant - the citizen of Russia .
100 % of the capital of the company belong to these citizens . Nord Oil Product is operating company of the independent enterprises, being legal companies - Nord Oil Samara Limited Liability Company,. NaNa À Limited Liability Company.
The following companies are as affiliated owners . The company is engaged in wholesale realization of mineral oil and retail trade in food stuffs in Samara region and in Moscow, Russia.
A summary of the Company’s significant accounting policies follows.

2.	ACCOUNTING POLICIES

a) Basis of Presentation

The Company is considered to be a development stage company as of June 30, 2005 since planned principal operations have not yet commenced.
The Company Nord Oil Product , LLC is engaged in wholesale realization of mineral oil and retail trade in food stuffs in Samara region and in Moscow, Russia.

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

Bio Tracking Security Inc. (Formerly China Xin Network Media Corporation) and Nord Oil Product and subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements
As At June 30, 2005

Income Taxes

The Company bio tracking security inc. (formerly china xin network media corporation) accounts for income taxes in accordance with the “liability method” of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable income for federal, state and foreign income tax reporting purposes.
As at June 30, 2005, these amounts were Nil.
The Company Nord Oil Product , LLC is a taxable entity under the jurisdiction of the Russian Federation. The Company provides for current income taxes on the accounting profit as determined under Russian accounting principles at a rate of 24% after adjustments for certain items that are not taxable or deductible for taxation purposes. Deferred income taxes are recognized as deferred tax assets and liabilities for any expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets, liabilities, and loss or tax credit carry-forwards.

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

h) Fair Value Disclosure at June 30, 2005

The carrying value of R&D refundable tax credits, accounts payable and due to officers and employees are a reasonable estimate of their fair value.

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

During June 2001, SFAS No. 142, “Goodwill” and Other Intangible Assets” was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and

Bio Tracking Security Inc. (Formerly China Xin Network Media Corporation) and Nord Oil Product and subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements
As At June 30, 2005

i) Effect of New Accounting Standards - Cont’d

other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001.

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

Bio Tracking Security Inc. (Formerly China Xin Network Media Corporation) and Nord Oil Product and subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements
As At June 30, 2005

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

Bio Tracking Security Inc. (Formerly China Xin Network Media Corporation) and Nord Oil Product and subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements
As At June 30, 2005

 Changes in Share Capital

At the time of this filing there are an estimated 337,865,401 shares outstanding. The registrant also has a commitment to issue 6,666,667 warrants exercisable at $0.03 to subscribers of a private placement of April 2003. Furthermore the original seed investors in CXN are owed 9,373,667 exercisable at $0.30. The warrants expire 2 years following their registration.