Form 10QSB
period 2005-09-30
BIO TRACKING SECURITY INC
filed 2005-11-28
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2005


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________to___________
                       Commission file number: 000-19471


                           NORD OIL INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                     65-0786722
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


  1 Place Ville Marie, Suite 2821, Montreal, Quebec, Canada            H3B 4R4
  ---------------------------------------------------------          ----------
         (Address of principal executive offices)                    (Zip Code)


        Registrant's telephone number, including area code: 514-448-6710


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 214,913,920 shares of common stock, $0.001 par value, as of November 28, 2005.

                           NORD OIL INTERNATIONAL INC.

                                Table of Contents
                                -----------------

Description                                                                 Page
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
-------  ---------------------

  Item 1.  Financial Statements (unaudited)

           Consolidated interim balance sheets ) for the three months ended September 30, 2005 and 2004 (unaudited)..............F-1

           Consolidated interim statements of operations and
                  comprehensive income (loss) for the three months
                  ended September 30, 2005 and 2004 and from inception
                  to September 30, 2005 (unaudited)..........................F-2

           Consolidated interim statements of cash flows for the
                  three months ended September 30, 2005 and 2004 and
                  from inception to September 30, 2005 (unaudited)...........F-3

           Notes to consolidated condensed financial statements
                  for the three months ended September 30, 2005
                  and 2004 (unaudited).......................................F-5

  Item 2. Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations....................................1

  Item 3. Controls and Procedures.............................................10


PART II.  OTHER INFORMATION
--------  -----------------

  Item 1. Legal Proceedings...................................................11

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........11

  Item 3. Defaults Upon Senior Securities.....................................11

  Item 4. Submission of Matters to a Vote of Security Holders.................11

  Item 5. Other Information...................................................11

  Item 6. Exhibits............................................................11

  SIGNATURES..................................................................13


--------------------------------------------------------------------------------

                         Nord Oil Product and subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED INTERIM BALANCE SHEET
                                   (UNAUDITED)

                                                              SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
----------------------------------------------------------------------------------------------------
                                                                    U.S.$                  U.S.$
----------------------------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                            10 078                70 413
Receivables                                                         199 515               580 152
Inventory                                                           315 274
----------------------------------------------------------------------------------------------------

Total Current Assets                                                524 867               650 565
Fixed Assets                                                     10 001 994             4,948,303
Goodwill                                                          4 762 020             4,762,020
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     15 288 881            10 360 888
====================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                  6 185 141             4,728,618
Due to Officers and Employees                                     3 716 524               509,987
----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                         9 901 665             5,238,605
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; authorized 500,000,000 shares;30,000,000 preferred issued
and outstanding 337,865,401 shares                                  337 866               337 866
Paid-in capital                                                   6 816 228             6,816,228
Retained Earnings/Loss                                           (1 766 878)           (2,087,206)
----------------------------------------------------------------------------------------------------

Total Stockholders Equity                                         5 387 216             5,066,888
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       15 288 881            10,305,493
====================================================================================================

                   Nord Oil International Inc. and subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                             FOR THE PERIOD            FOR THE PERIOD        FOR THE PERIOD
                                             JULY 1, 2005              JULY 1, 2004          OCT. 19, 2000
                                             SEPTEMBER 30, 2005        SEPTEMBER 30, 2004    SEPTEMBER 30, 2005
                                             -----------------         -----------------     -----------------
                                                   U.S.$                      U.S.$                 U.S.$

SALES:
Income                                              4 839 187                297 519               6 017 986
Expenses                                            2 477 284                225 063               2,884,066
Selling, general and administrative                   364 574                118 845               2,368,658
Amortization/Depreciation                           1 580 683                205 679               2 227 717

                                                      -------               --------              ----------
Loss before Provision for Income Taxes                416 646               (252 268)             (1 766 878)
                                                      -------               --------              ----------

Total other Income/Expenses Net                            --                     --                      --
Earnings before Interest and Taxes                    416 646                     --                      --
Income Tax Expense                                    132 390               (252 268)             (1 766 878)
                                                      -------               --------              ----------

Net Income/Loss Per Common Share                      320 327                  (0.00)                  (0.01)
Net Income Applicable to Common Share                 320 327                     --                      --
============================================================================================================

                   Nord Oil International Inc. and subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                FOR THE PERIOD      FOR THE PERIOD      FOR THE PERIOD
                                                JULY 1, 2005        JULY 1, 2004        OCT. 19, 2000
                                                SEPTEMBER 30, 2005  SEPTEMBER 30, 2004  SEPTEMBER 30, 2005
                                                -----------------   -----------------   -----------------
                                                      U.S.$             U.S.$                 U.S.$

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              320 327         (252 068)             (1 766 878)
Depreciation and amortization                         580 683            1 155               1 503 482
(Increase) decrease in:                                    --               --                      --
Changes in Receivables                               (455 829)              --              (1 243 521)
Changes in Liabilities                                (28 776)              --                      --
Changes in other Operating                           (107 820)              --                      --
Activities                                                              30 000                (285 000)
Amounts due officers and Employees                         --           13 535                (161 646
Loss on disposal of assets                                 --               --                 121 563
------------------------------------------------------------------------------------------------------

NET CASH AND CASH EQUIVALENTS PROVIDED BY
(USED IN) OPERATING ACTIVITIES                        308 585         (207 378)             (1 832 000)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Goodwill                                       --               --              (4 762 020)
Purchase of Capital Assets                           (368 920)              --                (579 990)
------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES               (368 920)              --              (5 342 010)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Write-off deficit to Paid-in-Capital                       --               --                 139 877
Write-off comprehensive income to Paid Capital             --               --                  10 807
Write-off stock subscription receivable                    --               --                 196 349
Increase in capital stock                                  --          181 927                 221 963
Increase in paid-in capital                                --               --               6 615 092
------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                         --          181,927               7,184,088
------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash                       (60 335)         (25,451)                 10 078
Cash- Beginning of Period                              70 413          166 277                      --
------------------------------------------------------------------------------------------------------
Cash - End of Period                                   10 078          140 826                  10 078
------------------------------------------------------------------------------------------------------

               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AS AT SEPTEMBER 30, 2005


1. BACKGROUND AND ORGANIZATION
------------------------------

      Nord Oil International Inc. is a reporting publicly traded Oil & Gas junior producer, trading under the ticker symbol NDOL on the US Pinksheets market. Nord Oil International operates three wholly owned Russian subsidiaries; Nord Oil Products, Nord Oil Samara and NANA.

2. ACCOUNTING POLICIES

      a)    BASIS OF PRESENTATION
            ---------------------

            The Company is considered to be a development stage company as of September 30, 2005 since planned principal operations have not yet commenced.

      b)    PRINCIPLES OF CONSOLIDATION
            ---------------------------

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

      d)    FURNITURE, FIXTURES AND EQUIPMENT
            ---------------------------------

            Furniture, fixtures and equipment are recorded at cost less accumulated depreciations which is provided on the straight-line basis over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.

   INCOME TAXES

            The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and foreign income tax reporting purposes. As at September 30, 2005, these amounts were Nil.

      f)    EARNINGS PER SHARE
            ------------------

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

      h)    FAIR VALUE DISCLOSURE AT SEPTEMBER 30, 2005
            -------------------------------------------

            The carrying value of cash, R&D Refundable tax credits, accounts payable and due to officers and employees are a reasonable estimate of their fair value.

      i)    EFFECT OF NEW ACCOUNTING STANDARDS
            ----------------------------------

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

            During June 2001, SFAS No. 142, "Goodwill" and Other Intangible Assets" was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be

      j)    EFFECT OF NEW ACCOUNTING STANDARDS - Cont'd
            ----------------------------------

            accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001.

3. GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Until such time the company is raising investments capital to cover its ongoing operating costs.

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

8. SUBSEQUENT EVENTS

      SIGNIFICANT CHANGES TO KEY MANAGEMENT AND SHARE CAPITAL MANAGEMENT CHANGES
      --------------------------------------------------------------------------

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

      On September 30, 2004, Mr. Jean-Francois Amyot was appointed to the Board of Directors of the Registrants and nominated as Chairman President and CEO following the Special Shareholders meeting held in witness of the Registrant's auditors where the holder of the majority of the outstanding shares of the common stock of the Registrant voted to remove Michael Tremis, Michael Iafigiola, Philippe Canning, Daniel Bernesi and Kerry Schacter as officers and directors of the Registrant and appoint Mr. Jean-Francois as the sole director.

      The decision by the shareholder to remove the current members of the Board of Directors arose due to irresolvable differences and such action was taken in the best interest of all the shareholders of the Registrant.

      On September 30, 2005, following the Special Shareholders meeting held in witness of the Registrant's auditors where the holder of the majority of the outstanding shares of the common stock of the Registrant voted to approve a reverse split of up to 1 for 20. The Board of Directors are currently evaluating the necessity of proceeding to restructure the capital stock of the Company. As at the Statement date, the company has received no claims by the previous board of directors nor officers nor has the company pursued any claims against the previous board of directors and officers.

      CHANGES IN SHARE CAPITAL
      ------------------------

At the time of this filing there are an estimated 214,913,920 shares outstanding post the reverse stock split of 1 for 12 and the issuance of 180,000,000 shares for the acquisition of Nord Oil (Russia).

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

SUMMARY

Nord Oil International, Inc. (f/k/a/ Bio-Tracking Security Inc.) (the "Company") is a Florida registered company. Until October 29, 2003, the Company was pursuing its business plan of developing a custom market research firm which would provide business intelligence to Fortune 2000 companies seeking to enter or enhance their market presence in the People's Republic of China, with its partner, The China Economic Information Network (CEINet), an official government agency of the State Development and Planning Commission.

On October 29, 2003, the Company announced that it would seek to mutually terminate its joint venture agreement with CEINet. The board of directors of the Company had agreed that this decision was necessary due to CXN's continued inability to meet its obligations under its agreement.

On December 2, 2003, the Company concluded the acquisition of Montreal (Canada) based Bio-Tracking Security Inc. (Bio-Tracking). Under the terms of the transaction, the Company acquired 100% of the outstanding shares of Bio-Tracking in exchange for 100,000,000 shares of the Company.

History and Development of Nord Oil International, Inc.
-------------------------------------------------------

Bio-Tracking security Inc. of Montreal, Quebec, designs and manufactures vehicle and asset tracking and security systems, based on patent pending, Inertial Navigation, Biometric Fingerprint Identification and Spread Spectrum Communication technologies.

The Bio Tracking Security's proprietary technology precisely determines if a person is an authorized user of a vehicle or any other piece of equipment protected by Bio-Tracking. Our proprietary Biometric Fingerprint ID is a technology unmatched and amazingly reliable.

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

CAPITAL NEEDS

We anticipates that we will be required to raise additional funds to provide for the current plan of growth and existing operations through June 30, 2005. The principal source of capital has been equity financing from investors and founders. Meeting the future financing requirements is dependent on access to equity capital markets. We may not be able to raise additional equity when required or may have to borrow on terms that may be dilutive to existing shareholders.

RESULTS OF OPERATIONS

On June 15, 2005, we completed our acquisition of Nord Oil, Inc., a Delaware corporation, pursuant to a Share Exchange Agreement. Below are our results of operations reflecting the acquisition.


                                                FOR THE PERIOD      FOR THE PERIOD      FOR THE PERIOD
                                                JULY 1, 2005        JULY 1, 2004        OCT. 19, 2000
                                                SEPTEMBER 30, 2005  SEPTEMBER 30, 2004  SEPTEMBER 30, 2005
                                                -----------------   -----------------   -----------------
                                                      U.S.$             U.S.$                 U.S.$

SALES:
Income                                           4 839 187             297 519            6 017 986
Expenses                                         2 477 284             225 063            2,884,066
Selling, general and administrative                364 574             118 845            2,368,658
Amortization/Depreciation                        1 580 683             205 679            2 227 717

                                                 ---------            --------            ---------
Loss before Provision for Income Taxes             416 646            (252 268)          (1 766 878)
                                                 ---------            --------            ---------


Total other Income/Expenses Net                         --                  --                   --
Earnings before Interest and Taxes                 416 646                  --                   --
Income Tax Expense                                 132 390            (252 268)          (1 766 878)
                                                 ---------            --------            ---------

Net Income/Loss Per Common Share                   320 327               (0.00)               (0.01)


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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES


      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      None

ITEM 5. OTHER INFORMATION

      As of October 23, 2005, we finalized changing our name to Nord Oil International, Inc.

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



                                         NORD OIL INTERNATIONAL, INC.

Dated: November 28, 2005                        By: /s/ Jean-Francois Amyot
                                                    ----------------------------
                                         Name:  Jean-Francois Amyot
                                         Title: Chief Executive Officer
                                                (Principal Executive Officer)

Dated: November 28, 2005                        By: /s/ Jean-Francois Amyot
                                                    ----------------------------
                                         Name:  Jean-Francois Amyot
                                         Title: Chief Accounting Officer
                                                (Principal Accounting Officer)