Form 10QSB
period 2005-12-31
BIO TRACKING SECURITY INC
filed 2006-02-01
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-19471

                           NORD OIL INTERNATIONAL INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Florida                                   65-0786722
      -------------------------             -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

        1 Place Ville Marie, Suite 2821, Montreal, Quebec, Canada H3B 4R4
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 514-448-6710
                                                            ------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 337,865,401 shares of common stock, $0.001 par value, as of February 1, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

BIO TRACKING SECURITY, INC.


                                                     Table of Contents

         Description                                                                                          Page
-------------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements (unaudited)

           Consolidated interim balance sheets at December 31, 2005 (unaudited)................................F-1

           Consolidated interim statements of operations and comprehensive income (loss) for the six months ended December 31, 2005 and 2004 and from inception to December 31, 2005 (unaudited).........F-2

           Consolidated interim statements of stockholders deficiency from inception to
           December 31, 2005  (unaudited)......................................................................F-3

           Consolidated interim statements of cash flows for the six months ended December 31, 2005 and 2004 and from inception to December 31, 2005 (unaudited).........F-4

           Notes to consolidated condensed financial statements for the six months ended December 31, 2005 (unaudited)..........................................................F-5

   Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations................1

   Item 3. Controls and Procedures..............................................................................10


PART II.  OTHER INFORMATION
---------------------------

   Item 1. Legal Proceedings....................................................................................11

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........................................11

   Item 3. Defaults Upon Senior Securities......................................................................11

   Item 4. Submission of Matters to a Vote of Security Holders..................................................11

   Item 5. Other Information....................................................................................11

   Item 6. Exhibits and Reports on Form 8-K.....................................................................11

   SIGNATURES...................................................................................................13


--------------------------------------------------------------------------------

                         Nord Oil Product and subsidiary

                       CONSOLIDATED INTERIM BALANCE SHEET
                                   (UNAUDITED)


                                                              DECEMBER 31, 2005   DECEMBER 31, 2004
----------------------------------------------------------------------------------------------------
                                                                    U.S.$                  U.S.$
----------------------------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                            34 888               107 048
Receivables                                                         113 553               144 223
Inventory                                                           363 282               323 955
----------------------------------------------------------------------------------------------------

Total Current Assets                                                511 723               575 226
Fixed Assets                                                      5 007 238             1 744 989
Goodwill                                                          4 762 020             4 762 020
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     10 280 981             7 082 235
====================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                  4 114 897             1 952 473
Due to Officers and Employees                                        33 465                42 530
----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                         4 148 362             1 995 003
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; authorized 500,000,000 shares;30,000,000 preferred issued
and outstanding 214,913,401 shares                                  214 913               337 866
Paid-in capital                                                   6 816 228             6 816 228
Retained Earnings/Loss                                           (1 766 878)           (2 087 206)
----------------------------------------------------------------------------------------------------

Total Stockholders Equity                                         5 264 263             5 066 888
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        9 412 625             7 061 891
====================================================================================================

                   Nord Oil International Inc. and subsidiary

  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                              FOR THE PERIOD            FOR THE PERIOD
                                              OCTOBER 1, 2005          OCTOBER 1, 2004
                                             DECEMBER 31, 2005         DECEMBER 31, 2004
                                             -----------------         -----------------
                                                   U.S.$                      U.S.$

SALES:
Income                                              5 807 024                438 118
Expenses                                            3 445 121                289 839
Selling, general and administrative                    79 494                 60 194
Amortization/Depreciation                           1 957 930                 10 002

                                                      -------               --------
Earnings before Provision for Income Taxes            324 479                 78 083
                                                      -------               --------

Total other Income/Expenses Net                            --                     --
Earnings before Interest and Taxes                    324 479                  9 812
Income Tax Expense                                     75 410                  2 354
                                                      -------               --------

Net Income/Loss Per Common Share                        0.001                  (0.00)
Net Income Applicable to Common Share                 249 069                  7 458
===========================================================================================

                   Nord Oil International Inc. and subsidiary

                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                FOR THE PERIOD      FOR THE PERIOD
                                                OCTOBER 1, 2005-    OCTOBER 1, 2004-
                                                DECEMBER 30, 2005   DECEMBER 30, 2004
                                                -----------------   -----------------
                                                      U.S.$             U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Profit                                            249 069            7 458
Depreciation and amortization                       1 957 930           10 002
(Increase) decrease in:                                    --               --
Changes in Receivables                               (122 416)          (7 603)
Changes in Liabilities                                 12 332           (9 156)
Changes in other Operating                                 --               --
Activities                                         (1 228 222)          12 992
Amounts due officers and Employees                         --            8 207
Loss on disposal of assets                                 --               --
-------------------------------------------------------------------------------------

NET CASH AND CASH EQUIVALENTS PROVIDED BY
(USED IN) OPERATING ACTIVITIES                        868 693           21 900
-------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Goodwill                                       --               --
Purchase of Capital Assets                            843 883          (233 009)
-------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                     --          (233 009)
-------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Write-off deficit to Paid-in-Capital                       --               --
Write-off comprehensive income to Paid Capital             --               --
Write-off stock subscription receivable                    --               --
Increase in capital stock                                  --          177 331
Increase in paid-in capital                                --               --
-------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                         --          177 331
-------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash                        24 810          (33,778)
Cash- Beginning of Period                              10 078          140 826
-------------------------------------------------------------------------------------
Cash - End of Period                                   34 888          107 048
-------------------------------------------------------------------------------------

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

         The Company is considered a going concern.

      b) PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The accompanying consolidated financial statements include the accounts of all subsidiaries.

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

      h) FAIR VALUE DISCLOSURE AT DECEMBER 31, 2005
         -------------------------------------------

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

         During June 2001, SFAS No. 142, "Goodwill" and Other Intangible Assets" was issued. This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be

      j) EFFECT OF NEW ACCOUNTING STANDARDS - Cont'd
         ---------------------------------

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the company with the Securities and Exchange Commission, in the company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical nor current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the our actual results and could cause the our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us; (ii) history of operating losses and accumulated deficit; (iii) possible need for additional financing; and (iv) other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and their explanatory notes included in the report.

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

Nord Oil International Inc. is a reporting publicly traded Oil & Gas junior producer, trading under the ticker NDOL on the US Over-The-Counter market. Nord Oil International Inc. is the corporate holding company, which wholly owns three Russian subsidiaries; Nord Oil Products LLC, Nord Oil Samara LLC and NANA A LLC.

Mission
-------

The Company's mission is to become one of the leaders in the industry sector in terms of technological advancements, growth rates, quality of oil products and efficiency of business management, while creating substantial shareholder value and contributing to increasing shareholder income through an equitable distribution of profits.

Russian Oil Industry
--------------------

Russia has around 49 bln. Barrels of proven oil reserves (4.8% of world's reserves) ranking six in the world. At the moment about 2,000 oil- and oil and gas deposits have been discovered in the territory of 36 out of 89Russian subjects. Hydrocarbon material is produced in 30 out of those 36.

For its main criteria Russia is now making a transition from the mature stage of development to the late stage.Hence, the medium stage of development is typical of West Siberian deposits, which make the country's main source of raw materials and is partially typical of the European North. The oil producing areas of Urals and Volga, North Caucasus and Sakhalin Island are at the late stage of development. Only the deposits of East Siberia, Far East and sea shelves are at the initial stage of development.

Today oil output can be increased only due to the prolongation of "young age" of provinces, i.e. discovery of new structural stages of oil-and-gas presence, or due to the discovery of new and rich provinces. Following the 2003 results the output of oil in Russia grew by 10.7%. In January and February of 2004 the output of oil produced by Russian oilers increased by 11.5% as compared the previous year. The preliminary data of March 2004 speak of the continuing tendency of oil production growth. Oil export grows even faster. In January and February of 2004 export via Transneft oil pipelines exceeded the similar previous year figure by 21.8%. Oil export by railways doubled and made up 109%.

The maintaining of production rate requires state and private investments both in the upgrading of oil production and improvement of infrastructure.

Samara Region

The Samara Region is situated in the south-eastern part of Eastern European Plain in the middle part of the Volga and occupies the area of 53.600 square kilometers. It bor-ders the Uliyanovsk Region, the Orenburg Region, the Saratov Region and the Republic of Tatarstan. The Samara Region has a population of 3,239 thousand people. Samara and Togliatti are major seaports on the Volga playing an important role in the transportation system of the European Russia.

The Samara Region is run across by national Russian railways and highways as well as by oil-, gas- and product pipelines. Oil and associated gas are the region's most important mineral resources.

The current geological reserves amount to approximately 2 bln. tons, but the volume of remaining recoverable commercial reserves is much lower - around 0.35 bln. tons. 130 oilfields have been discovered in the region; 67 of them are on stream.

CAPITAL NEEDS
-------------

We do not anticipates that we will be required to raise additional capital since current cash flow is sufficient to meet ongoing business operation.

RESULTS OF OPERATIONS
---------------------

On June 15, 2005, we completed our acquisition of Nord Oil, Inc., a Delaware corporation, pursuant to a Share Exchange Agreement. Below are our results of operations reflecting the acquisition.


FOR THE PERIOD
                                             OCTOBER 1, 2005-          OCTOBER 1, 2004-
                                             DECEMBER 31, 2005         DECEMBER 31, 2004
                                             -----------------         -----------------
                                                   U.S.$                      U.S.$
SALES:
Income                                              5 807 024                438 118
Expenses                                            3 445 121                289 839
Selling, general and administrative                    79 494                 60 194
Amortization/Depreciation                           1 957 930                 10 002

                                                      -------               --------
Earnings before Provision for Income Taxes            324 479                 78 083
                                                      -------               --------

Total other Income/Expenses Net                            --                     --
Earnings before Interest and Taxes                    324 479                  9 812
Income Tax Expense                                     75 410                  2 354
                                                      -------               --------

Net Income/Loss Per Common Share                        0.001                  (0.00)
Net Income Applicable to Common Share                 249 069                   7 458

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically satisfied its operating cash requirements primarily through private placements of restricted stock, the issuance of debt securities, issuance of common stock to satisfy balances currently outstanding, the issuance of convertible debt and warrants, operating cash flow and cash funding from related parties, as required.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT
------------------------------------------------------

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
        ------------------------------------------------

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2005.

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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      As of October 23, 2005, we revised our Articles to memorialize changing our name to Nord Oil International, Inc.

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



                                         NORD OIL INTERNATIONAL, INC.

Dated: February 1, 2006.                 By: /s/ Viatcheslav Makarov
                                             -------------------------------
                                         Name:   Viatcheslav Makarov
                                         Title:  Chief Executive Officer
                                                 (Principal Executive Officer)

Dated: February 1, 2006.                 By: /s/ Viatcheslav Makarov
                                             -------------------------------
                                         Name:   Viatcheslav Makarov
                                         Title:  Chief Accounting Officer
                                                 (Principal Accounting Officer)