Form 10QSB
period 2006-03-31
BIO TRACKING SECURITY INC
filed 2006-05-24
CIK 1073785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-19471


                           NORD OIL INTERNATIONAL INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                    65-0786722
          --------                                    ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


            7151 Jean Talon East, Suite 110, Montreal, Quebec H1M 3N8
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code: 514-798-5454


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 337,865,401 shares of common stock, $0.001 par value, as of March 31, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |X| No |_|

BIO TRACKING SECURITY, INC.


                                Table of Contents


         Description                                                                                                       Page
-------------------------------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (unaudited)

           Consolidated interim balance sheets at March 31, 2006 and March 31, 2005 (unaudited).............................F-1

           Consolidated interim statements of operations and comprehensive income (loss) for the three months ended March 31, 2006 and 2005 (unaudited).................................................................F-2

           Consolidated interim statements of cash flows for the three  months ended March 31, 2006 and 2005 (unaudited).................................................................F-4

           Notes to consolidated condensed financial statements for the nine months ended March 31, 2006 (unaudited)..........................................................................F-5

   Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.............................1

   Item 3. Controls and Procedures...........................................................................................10



PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings.................................................................................................11

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......................................................11

   Item 3. Defaults Upon Senior Securities...................................................................................11

   Item 4. Submission of Matters to a Vote of Security Holders...............................................................11

   Item 5. Other Information.................................................................................................11

   Item 6. Exhibits and Reports on Form 8-K..................................................................................11

   SIGNATURES................................................................................................................13




--------------------------------------------------------------------------------

Nord Oil International Inc. and subsidiary

                          (A DEVELOPMENT STAGE COMPANY)


                       CONSOLIDATED INTERIM BALANCE SHEET
                                   (UNAUDITED)

                                                                 MARCH 31, 2006     MARCH 31, 2005
                                                                      U.S.$              U.S.$
---------------------------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                              26 297              58 615
Receivables                                                           113 689                  --
Inventory                                                             478 170                  --
R&D Refundable Tax Credits                                                 --           1 654 716
Other                                                                  24 207                  --
---------------------------------------------------------------------------------------------------
Total Current Assets                                                  642 363           1 713 331
Fixed Assets                                                        8 425 252          10 946 253
Goodwill                                                            4 762 020           4 762 020

TOTAL ASSETS                                                       13 829 635          17 421 604
===================================================================================================
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                    2 745 876           9 785 075
Due to Officers and Employees                                          33 465           3 259 291
Short/Current Long Term Debt                                               --                  --
Other Current Liabilities                                           2 961 366                  --
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           5 740 707          13 044 366
Long Term Debt                                                             --                  --
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                   5 740 707          13 044 366

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; authorized
500,000,000 shares; 30,000,000 preferred issued
and outstanding 337,865,401 shares                                    337 866             337 866
Paid-in capital                                                     6 816 228           6 816 228
Retained Earnings/Loss                                                934 834          (2 776 856)
TOTAL STOCKHOLDERS EQUITY                                           8 088 928           4 377 238
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         13 829 635          17 421 604
===================================================================================================


                   Nord Oil International Inc. and subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                         FOR THE PERIOD         FOR THE  PERIOD
                                         JANUARY 1,2006         JANUARY 1, 2005
                                         MARCH 31, 2006          MARCH 31, 2005
                                        ---------------         ----------------
                                             U.S.$                   U.S.$

SALES:
Income                                      3 942 075               519 631
Operating Expenses                         (2 870 407)             (389 723)
Selling, general and administrative          (407 889)             (211 313)

Amortization/Depreciation                    (442 886)              (55 892)

Loss before Provision for Income Taxes        220 893              (137 297)
                                           -----------             --------


Total other Income/Expenses Net                26 153                    --
Earnings before Interest and Taxes            247 046              (137 297)
                                                                   --------
Income Tax Expense                            (54 503)                   --
                                           -----------

Net Income/Loss Per Common Share              192 543              (137 297)
                                                                   --------

                   Nord Oil International Inc. and subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           FOR THE PERIOD            FOR THE PERIOD
                                                          JANUARY 1, 2006            JANUARY 1, 2005
                                                           MARCH 31, 2006             MARCH 31, 2005
                                                          ---------------           ----------------

                                                                U.S.$                       U.S.$

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit /Loss                                                 192 543                   (137 297)
                                                                                           --------
Depreciation and amortization                                    442 886                    (55 892)
(Increase) decrease in:                                               --                         --
Changes in Receivables                                          (113 689)                  (396 484)
Changes in Liabilities                                        (3 124 985)                    35 505
Changes in other Operating                                                                       --
Activities                                                     1 654 716                         --
Amounts due officers and Employees                                    --                         --
Loss on disposal of assets                                            --                         --
-------------------------------------------------------------------------------------------------------------------

NET CASH AND CASH EQUIVALENTS PROVIDED BY
(USED IN) OPERATING ACTIVITIES                                  (948 529)                  (554 168)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Goodwill                                                  --                 (4 562 020)
Purchase of Capital Assets                                            --                 (1 040 259)
-------------------------------------------------------------------------------------------------------------------

NET CASH USED FOR INVESTING ACTIVITIES                                --                 (5 602 279)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Write-off deficit to Paid-in-Capital                                  --                         --
Write-off comprehensive income to Paid Capital                        --                         --
Write-off stock subscription receivable                               --                         --
Increase in capital stock                                             --                    177 331
Long-term loan                                                 1 176 681                  5 930 683
-------------------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                             1 176 681                  6 108 014
-------------------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash                                  228 152                    (48 433)
Cash- Beginning of Period                                         34 888                    107 048
Cash - End of Period                                             263 040                     58 615
-------------------------------------------------------------------------------------------------------------------


               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              AS AT MARCH 31, 2006


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

      e) INCOME TAXES
         --------------

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

      h) FAIR VALUE DISCLOSURE AT MARCH 31, 2006
         -------------------------------------------

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


7. GOODWILL

In July 2001, the FASB issued Statement No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 supercedes the previous accounting standard on business combinations, Accounting Principles Board Opinion No. 16. and requires that all business combinations initiated after June 30, 2001 must be accounted by the purchase method. Statement No. 141 also changes the requirements for recognizing assets as assets apart from goodwill in business combinations accounted for by the purchase method for which the date of the acquisition is July 1, 2001 or later. Under Statement No. 142, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, should not be amortized, but should be tested for impairment in accordance for the provisions of this accounting standard.

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


Effective May 11, 2006, the Company, by way of a reverse merger, acquired 100% of the outstanding shares of two divisions of the North-West Oil Group, namely "North-West Oil Group-Saratov" Ltd. and Company "Neftegazenergo" Ltd. As the result of that merger, the Company shareholders will own a total of 41% of the issued and outstanding shares of the Company and the shareholders of the North-West Oil Group will own 59% of the Company.

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

SUMMARY
-------

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

Effective May 11, 2006, the Company, by way of a reverse merger, acquired 100% of the outstanding shares of two divisions of the North-West Oil Group, namely "North-West Oil Group-Saratov" Ltd. and Company "Neftegazenergo" Ltd. As the result of that merger, the Company shareholders will own a total of 41% of the issued and outstanding shares of the Company and the shareholders of the North-West Oil Group will own 59% of the Company.

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

Russian Oil Industry
---------------------

Russia has around 49 bln. Barrels of proven oil reserves (4.8% of world's reserves) ranking six in the world. At the moment about 2,000 oil- and oil and gas deposits have been discovered in the territory of 36 out of 89Russian subjects. Hydrocarbon material is produced in 30 out of those 36.

For its main criteria Russia is now making a transition from the mature stage of development to the late stage. Hence, the medium stage of development is typical of West Siberian deposits, which make the country's main source of raw materials and is partially typical of the European North. The oil producing areas of Urals and Volga, North Caucasus and Sakhalin Island are at the late stage of development. Only the deposits of East Siberia, Far East and sea shelves are at the initial stage of development.

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

Samara Region
-------------

The Samara Region is situated in the south-eastern part of Eastern European Plain in the middle part of the Volga and occupies the area of 53.600 square kilometres. It borders the Uliyanovsk Region, the Orenburg Region, the Saratov Region and the Republic of Tatarstan. The Samara Region has a population of 3,239 thousand people. Samara and Togliatti are major seaports on the Volga playing an important role in the transportation system of the European Russia.


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

CAPITAL NEEDS

We do not anticipate that we will be required to raise additional capital since current cash flow is sufficient to meet ongoing business operation.

RESULTS OF OPERATIONS

On June 15, 2005, we completed our acquisition of Nord Oil, Inc., a Delaware corporation, pursuant to a Share Exchange Agreement. Below are our results of operations reflecting the acquisition.

                                           FOR THE PERIOD        FOR THE PERIOD
                                           JANUARY 1, 2006      JANUARY 1, 2005
                                           MARCH 31, 2006        MARCH 31, 2005
                                           --------------       ----------------

                                                U.S.$                U.S.$

SALES:
Income                                        3 942 075              519 631
Operating Expenses                           (2 870 407)            (389 723)
Selling, general and administrative            (407 889)            (211 313)

Amortization/Depreciation                      (442 886)             (55 892)

Loss before Provision for Income Taxes          220 893             (137 297)
                                                -------             --------


Total other Income/Expenses Net                  26 153                   --
Earnings before Interest and Taxes              247 046             (137 297)
                                                                    --------
Income Tax Expense                              (54 503)                  --
                                                -------

Net Income/Loss Per Common Share                192 543             (137 297
                                                                    --------

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



Merger with North-West Oil Group, namely "North-West Oil Group-Saratov" Ltd. and Company "Neftegazenergo" Ltd.

Effective May 11, 2006, the Company, by way of a reverse merger, acquired 100% of the outstanding shares of two divisions of the North-West Oil Group, namely "North-West Oil Group-Saratov" Ltd. and Company "Neftegazenergo" Ltd. As the result of that merger, the Company shareholders will own a total of 41% of the issued and outstanding shares of the Company and the shareholders of the North-West Oil Group will own 59% of the Company.

The current board of directors is being changed to include 4 members appointed by the North-West Oil Group shareholders out of a total of 7 board members. Effective May 11,2006, Mr. Makarov will have resigned his functions of President and CEO and Mr. Ernest Malyshev, President of North West Oil Group has been appointed the new President.


The new board of directors and management are as follows:

Ernest Gurgenovich Malyshev
President

Juliya Vladimirovn Sozina
Vice president Operations

Dina Vladimirovna Vygovskaia
Vice president Engineering

Anatoly Viktorovich Iartsev
Vice president Marketing

Stratton D. Stevens
Vice president

Gerald T. Parkin
CEO and CFO

Igor Nikolaevitch Bratchikov
Vice president

The Company issued 357,186,230 restricted common shares for the acquisition of North-West Oil Group.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
      --------------------------------------------------

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

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2006.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

      We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 357,186,230 restricted common shares for the acquisition of North-West Oil Group. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D and the exemption provided pursuant to regulation S for foreign holders of our common stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      None


ITEM 5. OTHER INFORMATION

Effective May 11, 2006, the Company, by way of a reverse merger, acquired 100% of the outstanding shares of two divisions of the North-West Oil Group, namely "North-West Oil Group-Saratov" Ltd. and Company "Neftegazenergo" Ltd. As the result of that merger, the Company shareholders will own a total of 41% of the issued and outstanding shares of the Company and the shareholders of the North-West Oil Group will own 59% of the Company.

The current board of directors is being changed to include 4 members appointed by the North-West Oil Group shareholders out of a total of 7 board members. Effective May 11,2006, Mr. Makarov will have resigned his functions of President and CEO and Mr. Ernest Malyshev, President of North West Oil Group has been appointed the new President.
The new board of directors and management are as follows:

Ernest Gurgenovich Malyshev: President

ERNEST GURGENOVICH MALYSHEV was educated at the Military Academy and commenced trading in petroleum products as the head of a private company in St. Petersburg.

 He then formed the North West Oil Group and achieved its present successful status with oil/gas related contracts in Europe and in Russia. Following the merger, the president looks forward to developing major projects in the immediate future the first being the joint venture with an agency of the government of India.

His success in business has been matched by his participation in charitable causes. His company is one of the main participants in charitable programs executed jointly with the administrative department of the president of Russia such as the International Charity Fund.

The Company under Mr. Malyshev's guidance is well known for its assistance in the reconstruction of important national monuments and buildings.

He directed donations to assist families of employees as well as setting up a program for the education of blind children within the UN and UNESCO projects.

Juliya Vladimirovn Sozina: Vice president Operations

JULIYA VLADIMIROVNA SOZINA was educated at the State University of Economic and Finance. She worked with Lukoil as the assistant to the general director of finance. She is the vice president of the North West Oil Group.

Dina Vladimirovna Vygovskaia: Vice president Engineering

DINA VLADIMIROVNA VYGOVSKAYA was educated at the St-Petersburg State Engineering and Economical University and worked at the Baltik Trade Co as chief auditor of the petroleum products department and joined the North West Oil group 5 years ago as vice president and as an engineer for quality audits and control of petroleum products.

Anatoly Viktorovich Iartsev: Vice president Marketing

ANATOLIY VIKTAOROVICH YARTSEV was educated at the All Russian Academy of Trade. He worked for 16 years in the petroleum industry.

He has been with the North West Oil Group for the past 11 years as the deputy director of the oil export department. He is vice president of the marketing department.

Stratton D. Stevens: Vice president

Gerald T. Parkin: CEO and CFO

 Igor Nikolaevitch Bratchikov: Vice president


The Company issued 357,186,230 restricted common shares for the acquisition of North-West Oil Group.




(a) Financial statements of business acquired.


The financial statements required by Item 9.01(a) of Form 8-K will be filed on Form 8-K within the period permitted by Item 9.01(c) of Form 8-K.


(b) Pro Forma financial information

The pro forma financial information required by Item 9.01(b) of Form 8-K will be filed on Form 8-K within the period permitted by Item 9.01(c) of Form 8-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      2.1 Share Exchange Agreement between North West Oil Group and Nord Oil International, Inc.

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



                          NORD OIL INTERNATIONAL, INC.


Dated: May 24, 2006.                        By: /s/ Gerald T. Parkin
                                                    ----------------------------
                                            Name:  Gerald T. Parkin
                                            Title: Chief Executive Officer
                                                  (Principal Executive Officer)



Dated: May 24, 2006.                        By: /s/ Gerald T. Parkin
                                                    ----------------------------
                                            Name:
                                            Title: Chief Accounting Officer
                                                  (Principal Accounting Officer)